Form 10-K
period 2024-12-31
Aptiv PLC
filed 2025-02-07
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-35346
APTIV PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1824200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Spitalstrasse 5, 8200 Schaffhausen, Switzerland
(Address of principal executive offices)
+41 52 580 96 00
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,718,930,601 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 31, 2025, was 229,446,368.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2025 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

APTIV PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; uncertainties created by the conflicts in the Middle East and their impacts on global economies; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the effects of significant increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions; changes to tax laws; future significant public health crises; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
In December 2024, Old Aptiv (as defined below), a public limited company formed under the laws of Jersey on May 19, 2011, completed its previously announced reorganization transaction (the “Transaction,” or the “reorganization transaction”), in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” The previous publicly-listed Jersey parent company, which was an Irish tax resident, is referred to as “Old Aptiv” throughout this Annual Report on Form 10-K. New Aptiv’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV,” the same symbol under which the Old Aptiv shares were previously listed. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements.
In December 2024, following the completion of the Transaction, Old Aptiv merged with and into Aptiv Swiss Holdings Limited (“Aptiv Swiss Holdings”), a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings.
In connection with the Transaction, New Aptiv assumed Old Aptiv’s Long-Term Incentive Plans and its existing obligations in connection with awards granted thereunder, and Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to each Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under each Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to each Credit Agreement in which New Aptiv guaranteed the obligations under each Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreements, the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreements (and will act as the “parent entity” thereunder) and the indentures.
As a result of the Transaction described above, there were no material changes in Aptiv PLC’s operations or governance. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
References in this Annual Report on Form 10-K, including the exhibits being filed as part of this report, to “Aptiv PLC,” “Aptiv,” the “Company,” “we,” “us” and “our” refers to Old Aptiv (Aptiv PLC before the Transaction in December 2024) and to New Aptiv (Aptiv PLC after the Transaction in December 2024).
Aptiv is a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions, enabling our customers’ transition to a more electrified, software-defined future. We design and manufacture vehicle components and provide electrical, electronic and active safety technology to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. We operate 140 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 49 countries and have approximately 21,200 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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

Planned Spin-off of Electrical Distribution Systems Business
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business through a transaction expected to be treated as a tax-free spin-off to Aptiv’s shareholders. The Company plans to complete the separation by March 31, 2026, subject to customary closing conditions.
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
Our Company
We believe the automotive industry is being shaped by rapidly increasing consumer demand for new mobility solutions, advanced technologies, including software-defined vehicles, and vehicle connectivity, as well as government regulation related to vehicle safety, fuel efficiency and emissions control. More broadly, the “Safe,” “Green” and “Connected” mega-trends are expected to drive higher growth for our products than the underlying markets they serve. We have organized our business into two diversified segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to respond to these mega-trends:
•Advanced Safety and User Experience—This segment, which includes our Active Safety, User Experience and Smart Vehicle Compute and Software businesses, provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including sensing and perception systems, electronic control units, multi-domain controllers, vehicle connectivity systems, cloud-native software platforms, application software, autonomous driving technologies and end-to-end DevOps tools.
•Signal and Power Solutions—This segment, which includes our Engineered Components Group and Electrical Distribution Systems businesses, provides complete design, manufacture and assembly of the vehicle’s electrical architecture, including engineered component products, connectors, wiring assemblies and harnesses, cable management, electrical centers and high voltage power and safety-critical data distribution systems. Our products provide the signal distribution and computing power backbone that supports increased vehicle content and electrification, reduced emissions, higher fuel economy and off-vehicle connectivity.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22. Segment Reporting to the audited consolidated financial statements for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes the 25 largest automotive OEMs in the world, and in 2024, 29% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2024 were with seven different OEMs. In addition, in 2024 our products were found in 17 of the 20 top-selling vehicle models in the United States (“U.S.”), 17 of the 20 top-selling vehicle models in Europe and 12 of the 20 top-selling vehicle models in China.
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
Our Industry
The automotive technology and components industry provides critical technologies, components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. In addition, the industry is increasingly progressing towards software-defined vehicles becoming critical elements of the overall automotive ecosystem. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2024, the industry experienced decreased global customer sales and production schedules, and increased inventory levels, primarily driven by various global uncertainties and global inflationary pressures. Global automotive vehicle production decreased 1% (3% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2023 to 2024, reflecting vehicle production declines of 5% in Europe and 2% in North America, partially offset by increased production of 4% in China and 3% in South America, our smallest region. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
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
Green. The second mega-trend, “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. Green is a key mega-trend today because of the convergence of several issues: climate change, volatility in oil prices, an increasing number of vehicles in use worldwide and recent and pending regulation in every region regarding fuel economy and greenhouse gas (“GHG”) emissions. OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the largest markets in which we operate have already instituted regulations requiring reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten the standards through 2025 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S., the European Union (the “E.U.”) and China, will be subject to requirements for even greater reductions in carbon dioxide (“CO2”) emissions over the next ten years. For example, in the U.S., the Environmental Protection Agency (the “EPA”) proposed new rules in 2023 that could require as much as 67% of all light-duty vehicles and 46% of medium-duty vehicles sold in the U.S. by model year 2032 to be all-electric, and the California Air Resources Board approved rules in 2022, which require that all new passenger cars and light trucks sold in California be electric vehicles or other zero-emission models by 2035. In 2023, the E.U. amended regulations, which require that all new passenger cars and vans sold in the E.U. to have zero CO2 emissions by 2035. These and other standards will require meaningful innovation as OEMs and suppliers are challenged to find ways to improve engine management, electrical power consumption, vehicle weight and integration of electric vehicles and alternative technologies. As a result, suppliers are developing innovations that result in significant improvements in fuel economy, emissions and performance for internal combustion engine vehicles. At the same time, suppliers are also developing and marketing new and alternative technologies that support electric vehicles, hybrid vehicles and fuel cell products to improve fuel economy and emissions. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control that are essential to the introduction of our customers’ electrified vehicle platforms. We are also enabling the trend towards vehicle electrification with high voltage electrification solutions that reduce CO2 emissions and increase fuel economy, helping to make the world greener.
Connected. The third mega-trend, “Connected,” represents technologies designed to seamlessly integrate today’s highly complex vehicles into the electronic operating environment, and provide drivers with connectivity to the global information network. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, infotainment, productivity and convenience while driving, which in turn leads to increasing demand for electrical architecture as a foundation for this content. Also, with increased smart device usage in vehicles, driver distractions can be dramatically increased, which in turn results in greater risk of accidents. We are pioneering vehicle-to-vehicle (V2V) and vehicle-to-infrastructure (V2I) communication technologies which enable vehicles to detect and signal danger, reducing vehicle collisions and improving driver safety, while also maintaining connectivity to an increasing number of devices inside and outside of vehicles. We also utilize advanced connectivity solutions such as over-the-air (OTA) technology that enable vehicles to receive software updates remotely and collect market-relevant data from connected vehicles.
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
Convergence of Safe, Green and Connected Solutions
The combination of advanced technologies being developed within these mega-trends is contributing to the digital transformation across mission-critical industries. Intelligent, software-defined solutions, such as increasingly capable automated driving technologies, will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings, including new potential customers such as mobility providers, telecommunications network operators and smart cities. Societal benefits of increased vehicle automation include enhanced safety (resulting from collision avoidance and improved vehicle control), environmental improvements (a reduction in CO2 emissions resulting from optimized driving behavior), labor cost savings and improved productivity (as a result of alternate uses for drive time) and unlocking new software and data-driven services. Growth opportunities in this space result from increased content, additional computing power and software requirements, solutions to enhance lifecycle management and connectivity, increased electrification and high-speed data interconnects. We believe the complexity of these systems will also require ongoing software support services, as these vehicle systems will be continuously upgraded with new features and performance enhancements
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and to enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge for multiple industries, including automotive, by leveraging mixed-criticality software products and solutions enabling customers to develop in the cloud, deploy over the air and run and manage software at the vehicle edge.
We are also continuing to develop market-leading automated driving solutions such as automated driving software, sensing and perception technologies enhanced through artificial intelligence and machine learning, as well as the underlying architecture technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. The total gain recorded as a result of these transactions was approximately $641 million ($2.50 per diluted share) during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements contained herein for further information on these transactions.
Standardization of Sourcing by OEMs
Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs and weight. As a result, suppliers that sell vehicle components directly to manufacturers (Tier I suppliers) have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.

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
•Engineered Components Group consists of high quality connectors engineered primarily for use in automotive and related markets, which also have applications in the industrial, telematics, aerospace, defense and medical sectors, as well as Electrical Centers, which provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices needed to support the optimization of the overall vehicle electrical system.
•Electrical Distribution Systems, including 48-volt hybrid and high voltage systems, are integrated into one optimized vehicle electrical system that can utilize smaller cable and gauge sizes and ultra-thin wall insulation (this product line makes up approximately 42%, 43% and 44% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively).
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

Our key competitors in each of our operating segments include but are not limited to:

Segment	Competitors
Signal and Power Solutions	• Amphenol Corporation
• Draexlmaier Group
• Lear Corporation
• Luxshare Precision Industry Co., Ltd.
• Molex, LLC (a subsidiary of Koch, Inc.)
• Sumitomo Electric Industries, Ltd.
• TE Connectivity plc
• Yazaki Corporation

Advanced Safety and User Experience	• Bosch Group
• Continental AG
• Denso Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Hyundai Mobis
• LG Electronics
• Magna International, Inc.
• Panasonic Corporation
• Valeo
• Visteon Corporation
• ZF Friedrichshafen AG
Customers
We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55% of our total net sales for the year ended December 31, 2024, none of which individually exceeded 10%.
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

Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2024, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
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
People
As of December 31, 2024, we employed approximately 141,000 people; 31,000 salaried employees and 110,000 hourly employees. In addition, we maintain a contingent workforce of approximately 50,000 to accommodate fluctuations in customer demand. We are a global company serving every major worldwide market. As of December 31, 2024 our workforce is distributed as follows:
•51% in North America, with our largest presence in Mexico;
•31% in the Europe, Middle East and Africa region, with our largest presence in Morocco and Serbia;
•14% in the Asia Pacific region, with our largest presence in China and India; and
•4% in South America, with our largest presence in Brazil.
As of December 31, 2024, approximately 50% of our total workforce were women, and approximately 25% of management roles were held by women.
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
Our Board of Directors reviews Aptiv’s talent strategy, and our Compensation & Human Resources Committee (“CHRC”) reviews employee retention, attrition and pay equity on a continual basis. A key accomplishment in 2024 included sustaining pay equity by race in the United States and gender pay equity among comparable roles globally.

Talent Development
Our people are central to our mission of developing safer, greener and more connected solutions. We continually strive to create and maintain an environment where innovation thrives and our employees are empowered to think and act like owners. To this end, we continually provide training, coaching and mentoring to our employees at all levels, as well as internal job opportunities including global rotations and stretch assignments to help our employees develop and grow their careers. This dedication to employee growth and development was demonstrated by approximately 70% of our management role openings being filled through internal promotions in 2024. We manage succession planning as part of our monthly operating cadence and segment, technical, and senior executive leadership succession plans are reviewed with the CHRC, Innovation and Technology Committees, and our Board of Directors annually.
Aptiv is committed to talent development and growing the next generation of leaders. Our established career and leadership programs provide our leaders with the tools to be effective today while preparing them for future challenges. Our people consistently complete formal leadership and management training to enhance their abilities. We also leverage Aptiv Academy, our online learning management system, across the business, using in-person, online and virtual reality learning opportunities. We continue to focus on developing great people in order to maximize organizational effectiveness.
Culture
Aptiv’s culture is a key advantage to how we do business. Our culture is based on a set of distinct values and behaviors that guide us to always do the right thing, the right way. At Aptiv, we value each individual’s perspective and we foster an environment of respect and inclusion. Aptiv participates in, and sponsors numerous outreach programs around the world, which seek to promote and recruit the next generation of talent into science, technology, engineering and mathematical (STEM) fields. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger performance. Aptiv is continuing to drive innovation through an inclusive workforce for all, where every individual feels a sense of belonging within the organization.
Culture is a central pillar in our business and helps to drive consistent leadership behavior across our businesses. We routinely provide training to provide managers and employees with the skills and capabilities that will lead Aptiv into the future. Additionally, we conduct regular employee feedback surveys to ensure our employees have the opportunity to be heard and to measure engagement, which includes assessing each employee’s commitment to our company’s goals and the overall employee experience. In December 2024, 83% of our salaried employees responded to this survey. Aptiv saw a higher participation rate and moved closer to the industry benchmark of 7.9 with a score of 7.7. Aptiv’s score has been consistently in the middle range of the Technology and Manufacturing benchmarks. Our management team actively utilizes feedback at all levels of our organization to continually improve how we engage with our people and improve our operations.
We recognize that sustaining a leadership culture requires continual focus and attention. Accordingly, senior executives and leaders throughout the Company commit time, resources and attention to ensure our culture continues to differentiate Aptiv as a great place to work.
Health and Safety
We prioritize the health, safety and well-being of all our employees by focusing on prevention, training, auditing and risk mitigation in our manufacturing plants, technical centers and offices. We routinely assess occupational health and safety risks, define controls and perform internal audits for all manufacturing sites, assessing, among other things, legal compliance, controls and key workplace safety metrics. We are a leader in workplace safety as reflected in our lost time injury frequency rate of 0.132 cases per million hours worked and our lost workday case rate per 100 employees of 0.026 for the year ended December 31, 2024. Our standard safety management system is aligned with ISO 45001 and we are committed to ensuring all of our manufacturing sites are ISO 45001 certified by 2025. As of December 31, 2024, 85% of our sites are certified under this standard.
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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2025), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 62, is chairman of Aptiv’s board of directors and chief executive officer (CEO) of the company. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Varun Laroyia, 53, is Aptiv’s executive vice president and chief financial officer, effective November 2024. He joined Aptiv from LKQ Corporation, a leading provider of alternative and specialty parts to repair and accessorize automobiles and other vehicles, where he most recently served as senior advisor, following roles as chief executive officer, LKQ Europe from 2022 to 2023 and executive vice president and chief financial officer from 2017 to 2022. Prior to serving at LKQ, Mr. Laroyia served as chief financial officer, Global Workplace Solutions for CBRE Group, Inc. from 2015 to 2017 and, prior to that, in a variety of roles of increasing responsibility at Johnson Controls, Gateway, General Electric and KPMG in Europe and North America.
Allan J. Brazier, 58, is vice president and chief accounting officer of Aptiv, a position he has held since February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Javed Khan, 52, is president of Software and Advanced Safety and User Experience, a position he has held since August 2024. Before joining Aptiv, he served as senior vice president and general manager of Cisco Collaboration, and prior to his tenure at Cisco, Mr. Khan was the vice president of Enterprise and Consumer Security products at Symantec. He began his career as an engineer at Novell, before moving to leadership roles at Symantec.
Joseph T. Liotine, 52, is executive vice president, Electrical Distribution Systems, a position he has held since November 2024. Mr. Liotine joined Aptiv in April 2024 as president, Signal and Power Solutions. Prior to joining Aptiv, Mr. Liotine served as chief executive officer at Briggs & Stratton, and previously, he spent nearly 20 years in senior executive roles at Whirlpool Corporation, most recently as president and chief operating officer, where he led the global appliance business. Mr. Liotine began his career at PepsiCo, where he held several positions within sales and procurement.
Obed D. Louissaint, 45, is Aptiv’s executive vice president and chief people officer. He joined Aptiv as senior vice president in January 2023 and was elevated to executive vice president in March 2024. He joined Aptiv from IBM, where he was senior vice president, Transformation and Culture from August 2020 through December 2022. He previously served as vice president, Talent, Watson Health & Employee Experience from 2019 to 2020 and vice president, Human Resources, IBM Watson, Watson Health, Research, Technical Talent & Corporate from 2015 to 2020. He began his IBM career in 2001 and held several human resources positions of increasing responsibility. Before joining IBM, Mr. Louissaint was president at Student Agencies, Inc.
Benjamin Lyon, 45, is senior vice president and chief technology officer of Aptiv, effective December 2022. He joined Aptiv from Astra Space, Inc., a provider of space products and launch services to the global space industry, where he was chief engineer and executive vice president, Operations and Engineering from February 2021 through December 2022. Prior to joining Astra, Mr. Lyon served as senior director – Special Projects Group at Apple Inc. from April 2014 to February 2021. Mr. Lyon joined Apple in 1999, and while there, held several positions of increasing responsibility.

Joseph R. Massaro, 55, is Aptiv’s vice chairman, Engineered Components Group, a position he has held from November 2024. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer. In September 2020, he also assumed the role of senior vice president, business operations, and in 2024, was elevated to vice chairman, business operations and chief financial officer. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.
Katherine H. Ramundo, 57, is executive vice president, chief legal officer, chief compliance officer and secretary of Aptiv. She joined Aptiv as senior vice president, chief legal officer, chief compliance officer and secretary of Aptiv in March 2021, and was elevated to executive vice president in March 2024. Prior to joining Aptiv, Ms. Ramundo was executive vice president, chief legal officer and secretary of Howmet Aerospace Inc. (formerly Arconic Inc.), a leading global provider of advanced engineered solutions for the aerospace and transportation industries, a role she held from November 2016 to February 2021. Prior to joining Howmet Aerospace, Ms. Ramundo was executive vice president, general counsel and secretary of ANN, Inc., the owner of the Ann Taylor and LOFT brands. Previously, Ms. Ramundo served as vice president, deputy general counsel and assistant secretary of Colgate-Palmolive. Among her other positions during her 15-year tenure at Colgate, she served as general counsel of the Europe/South Pacific division, and later managed global specialty legal activities. She began her career as a litigator, practicing at major New York-based law firms, including Cravath, Swaine & Moore and Sidley Austin.

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
Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant and may include consequential losses such as lost profits. Any global supply chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown that is due to causes that are within our control could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, there can be no assurance we will be fully compensated, if at all.
Global supply chain disruptions could also lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business. In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2024 and 2023. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Public health crises and other global health pandemics, epidemics and disease outbreaks and the measures taken in response thereto could adversely impact our business, financial condition, results of operations and cash flows.
A significant public health crisis, such as the COVID-19 pandemic, could adversely impact our business as well as those of our suppliers and customers. For example, the COVID-19 pandemic caused extended work stoppages, travel restrictions at our facilities and those of our customers and suppliers, decreases and volatility in consumer demand and vehicle production schedules, disruptions to our supply chain and other adverse global economic impacts. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. In 2023 and 2024, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from any public health crises.
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
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Global automotive vehicle production decreased 1% (3% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue) from 2023 to 2024, reflecting vehicle production declines of 5% in Europe and 2% in North America, partially offset by increased production of 4% in China and 3% in South America, our smallest region. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
A drop in the market share and changes in product mix offered by our customers can impact our revenues.
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, cyclical and short product life cycles, reduced consumer demand patterns and industry consolidation. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impacts on our revenues and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could impact the sales of our customers that have a large market share in those regions, which in turn would be expected to impact our revenue.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. Domestic Chinese OEMs have continued to expand their market share in China, and as a result, several non-Chinese OEMs have experienced declines in revenue and market share, resulting in certain traditional OEMs taking steps to reduce or restructure their operations in China. For example, in the second half of 2024, General Motors (“GM”) announced plans to restructure their operations in China given the recent challenges in the Chinese market. As GM, along with other traditional OEMs, are among our largest customers, our business and financial results may be adversely affected by decreases in their businesses or market share in China. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience minimal growth or decrease, our business and financial results could be materially adversely affected.
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
Our five largest customers accounted for approximately 40% of our total net sales for the year ended December 31, 2024. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the worldwide semiconductor shortage adversely impacted the automotive industry in recent years resulting in reduced vehicle production schedules and sales from historical levels, which adversely impacted our financial condition, operating results and cash flows for portions of the years ended December 31, 2023 and 2022. In addition, certain United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) represented employees at GM, Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) initiated labor strikes in September 2023, lasting more than six weeks in duration. As GM, Ford and Stellantis are among our largest customers, these labor strikes adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2023. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $75 million as of December 31, 2024. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $362 million at December 31, 2024, of which $19 million is included in accrued liabilities, $372 million is included in long-term liabilities and $29 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
Additionally, from time to time, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s value is less than its carrying amount. If the qualitative assessment is not met, the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. It is possible that we could incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. See Item 7. Significant Accounting Policies and Critical Accounting Estimates for a detailed discussion of our annual goodwill and intangible assets impairment assessment.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 65% of our net revenue for the year ended December 31, 2024 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi) and Mexican Peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2024, approximately 65% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business globally, including:
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
Additionally, our global operations may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, effective January 1, 2024 and January 1, 2025, the government of Mexico implemented country-wide statutory minimum wage increases of 20% and 12%, respectively. Additionally, the government of Mexico has indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. In addition, in October 2022, the U.S. government imposed additional export control restrictions targeting the export, re-export or transfer of, among other products, certain advanced computing semiconductors, semiconductor manufacturing items and related technology to China, which could further disrupt supply chains and adversely impact our business. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, the outbreak of armed conflicts in the Middle East beginning in October 2023 has created numerous uncertainties, including the risk that the conflicts spread throughout the broader region, and their impact on the global economy and supply chains.
Furthermore, the conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (“the E.U.”), the U.S. and other nations implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues. While the sanctions announced to date have not had a material adverse impact on us, any further sanctions imposed or actions taken by these countries, and any retaliatory measures by Russia in response, including restrictions on energy supplies from Russia to countries in the region and asset expropriations, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
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
We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2024 and less than 1% of our net sales for the year ended December 31, 2024 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our net sales for the year ended December 31, 2024. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the consolidated statements of operations.
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2024 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.

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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws, or their interpretation, including the Organisation for Economic Co-operation’s (“OECD”) Pillar Two Framework, and changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased. Existing income tax laws, regulations and related international agreements provide guidance and direction on the allocations of income and applicable taxing rights among the countries in which we operate. Changes in these guidelines are being contemplated at the local, national, regional (particularly in the European Union), and global levels (through organizations like the G20 and the OECD). Any changes, especially if made inconsistently, could have a materially adverse impact on our financial results.
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
Risks Related to the Change in Tax Residency
We may be subject to various Swiss taxes as a result of the reorganization transaction.
In December 2024, Aptiv PLC completed a reorganization transaction, as defined in Item 1. Business of this Annual Report on Form 10-K for further information on the Company’s reorganization transaction, in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. New Aptiv will be subject to annual capital taxes and corporate income taxes at the federal, cantonal and communal levels. The overall (federal, cantonal, communal) effective corporate income tax rate may vary, but amount to a maximum of approximately 15% in 2024 for companies resident in Schaffhausen, Switzerland.
Aptiv is subject to a 35% Swiss withholding tax on gross dividend payment amounts and share repurchases unless such dividend payment or share repurchase is made out of qualifying capital contribution reserves or such payment is made via a virtual second line of trading through a third party bank. Aptiv received a Swiss tax ruling confirming the creation of a material qualifying capital contribution reserve. Aptiv expects to pay distributions to shareholders out of such reserves, and as a result, any such distributions to shareholders would be exempt from the Swiss withholding tax. However, there can be no assurance that the Swiss withholding rules will not be changed in the future, the amount of qualifying capital contribution reserves may be depleted over time as Aptiv uses such reserves for distributions to shareholders or share repurchases and banks may not be offering second line of trading services at the time the distribution is made. If Aptiv is unable to make a distribution out of qualifying capital contribution reserves, it may consider making the distribution through a third party bank via a second line of trading if available and if doing so would avoid the withholding tax. If it does not have capital reserves and is not able to secure an efficient second line of trading, then any dividends paid by Aptiv or share repurchases by Aptiv will generally be subject to a Swiss withholding tax at a rate of 35%.
Finally, Aptiv is also subject to a Swiss issuance stamp tax levied at a rate of 1% on the fair value of share issuances and increases of our equity, other than in connection with qualifying restructurings like the Transaction. In addition, Aptiv is subject to certain other Swiss indirect taxes (e.g., VAT and Swiss securities transfer stamp tax).
Refer to Item 1. Business of this Annual Report on Form 10-K for further information on the Company’s reorganization transaction.
Planned Spin-off of Electrical Distribution Systems Business
We are pursuing a plan to separate our Electrical Distributions Systems business into an independent, publicly traded company. The proposed separation is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
On January 22, 2025, we announced our intent to pursue a separation of our Electrical Distribution Systems business through a spin-off to our shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each business will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions. The planned separation is intended to qualify as a tax-free transaction for both Swiss and U.S. federal income tax purposes. Completion of the spin-off will be contingent upon customary closing conditions.
These or other unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable than anticipated. Further, our Board of Directors could decide, either because of a failure to satisfy closing conditions or because of market or other factors, to abandon the proposed spin-off.
We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all. The anticipated benefits of the spin-off are based on a number of assumptions, some of which may prove incorrect. We also expect to incur significant expenses in connection with the spin-off, certain of which will be incurred even if the spin-off is not completed. Executing the spin-off will require significant resources, time and attention from our senior management and employees, which could divert attention and resources away from other projects and the day-to-day operation of our business We may experience negative reactions from financial markets if we do not complete the spin-off in a reasonable time period. Following the proposed separation, the combined value of the ordinary shares of the two publicly-traded companies may not be equal to or greater than what the value of our ordinary shares would have been had the proposed separation not occurred.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K — “We face risks related to cybersecurity for both our infrastructure and products and any cybersecurity breach or failure of one or more key information technology systems, or those of third-parties with which we do business could have a material adverse impact on our business or reputation.”

ITEM 2. PROPERTIES
As of December 31, 2024, we owned or leased 140 major manufacturing sites and 11 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 49 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Signal and Power Solutions	46	42	38	5	131
Advanced Safety and User Experience	2	4	3	—	9
Total	48	46	41	5	140
In addition to these manufacturing sites, we had 11 major technical centers: four in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 140 major manufacturing sites and 11 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 66 are primarily owned and 85 are primarily leased.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s ordinary shares are publicly listed on the New York Stock Exchange under the symbol “APTV.”
As of January 31, 2025, there was 1 shareholder of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2019 through December 31, 2024, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2019 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2024.
(1)Aptiv PLC
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient plc, American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Blink Charging Co., BorgWarner Inc., Canoo Inc., Cooper-Standard Holdings Inc., Dana Incorporated, Dorman Products, Inc., Driven Brands Holdings Inc., Ford Motor Company, Fox Factory Holding Corp., General Motors Company, Gentex Corporation, Gentherm Incorporated, Genuine Parts Company, Holley Inc., Lear Corporation, LKQ Corporation, Lucid Group, Inc., Luminar Technologies, Inc., Monro, Inc., PHINIA Inc., QuantumScape Corporation, Rivian Automotive, Inc., SES AI Corporation, Standard Motor Products, Inc., Stoneridge, Inc., Tesla, Inc., The Goodyear Tire & Rubber Company, Valvoline Inc.,Visteon Corporation, and XPEL, Inc.

Company Index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Aptiv PLC (1)	$100.00	$137.52	$174.11	$98.30	$94.70	$63.84
S&P 500 (2)	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Automotive Peer Group (3)	$100.00	$291.17	$433.35	$183.92	$296.83	$434.04

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,908,742	(1)	$—	(2)	8,118,910	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,908,742		$—		8,118,910
(1)Includes (a) 30,497 outstanding restricted stock units granted to our Board of Directors which were granted under the 2024 Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 24, 2024 (the “2024 LTIP”) and (b) 2,878,245 outstanding time- and performance-based restricted stock units granted to our employees, of which 524,323 were granted under the 2024 LTIP and 2,353,922 were granted under the Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015.
(2)The restricted stock units have no exercise price.
(3)Remaining shares available under the 2024 LTIP.
Repurchase of Equity Securities
There were no repurchases of equity securities during the quarter ended December 31, 2024. In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program commenced following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion, which was approved by the Board of Directors in January 2019. On August 1, 2024, under the existing and new authorizations, the Company entered into an accelerated share repurchase program to repurchase an aggregate amount of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”). Under the terms of the ASR Agreements, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares in aggregate, with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. The final settlements under the ASR Agreements are scheduled to occur no later than the second quarter of 2025, and in each case may be accelerated at the option of the applicable counterparty. As of December 31, 2024, approximately $2,515 million remained available remained available under the July 2024 program.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the year ended December 31, 2024. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Significant Accounting Policies and Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
Executive Overview
Our Business
We are a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions, enabling our customers’ transition to a more electrified, software-defined future. We design and manufacture vehicle components and provide electrical, electronic and active safety technology to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Our Advanced Safety and User Experience segment is focused on providing the necessary software and advanced computing platforms, and our Signal and Power Solutions segment is focused on providing the requisite networking architecture required to support the integrated systems in today’s complex vehicles. Together, our businesses develop the ‘brain’ and the ‘nervous system’ of increasingly complex vehicles, providing integration of the vehicle into its operating environment.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive OEMs in the world.
In December 2024, Old Aptiv (as defined below) completed its previously announced reorganization transaction (the “Transaction,” or the “reorganization transaction”), in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” The previous publicly-listed Jersey parent company, which was an Irish tax resident, is referred to as “Old Aptiv” throughout this Annual Report on Form 10-K. New Aptiv’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV,” the same symbol under which the Old Aptiv shares were previously listed. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements.
In December 2024, following the completion of the Transaction, Old Aptiv merged with and into Aptiv Swiss Holdings Limited (“Aptiv Swiss Holdings”), a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings. As a result of the Transaction described above, there were no material changes in Aptiv PLC’s operations or governance.
In connection with the Transaction, New Aptiv assumed Old Aptiv’s Long-Term Incentive Plans and its existing obligations in connection with awards granted thereunder, and Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to each Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under each Credit Agreement as the “parent entity” thereunder.. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to each Credit Agreement in which New Aptiv guaranteed the obligations under each Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreements, the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreements (and will act as the “parent entity” thereunder) and the indentures.
Planned Spin-off of Electrical Distribution Systems Business
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business through a transaction expected to be treated as a tax-free spin-off to Aptiv’s shareholders. The Company plans to complete the separation by March 31, 2026, subject to customary closing conditions.
Business Strategy
We believe the Company is well-positioned for growth from the industry’s accelerating transition to software-defined vehicles, the commercialization of active safety, the adoption of autonomous driving technologies, enhanced user experiences and connected services, and providing the software, advanced computing platforms and networking architecture required to do so. We have successfully created a competitive cost structure while investing in research and development to grow our product offerings, which are aligned with the high-growth industry mega-trends, and re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
Our 2024 performance reflects our solid execution and cost reduction initiatives despite declines in volume and the global inflationary environment. Our recent financial and business achievements include the following:
•Generating new business awards of approximately $31 billion, based on expected volumes and prices, validating our industry leading portfolio of advanced technologies tied to the accelerating megatrends in our industry
•Delivering strong earnings growth over the prior year despite declines in volume and the global inflationary environment
•Producing $1.8 billion of operating income, or $2.4 billion of adjusted operating income, and cash flow from operations of $2.4 billion, demonstrating strong operating execution in the face of continuing material cost inflation
◦Delivering expanded operating income margin of 9.3%, or adjusted operating income margin of 12.0%, driven by strong operating performance and cost reduction initiatives
•Funding $4.1 billion in share repurchases, including $3.0 billion under the terms of the Company’s accelerated share repurchase program (“ASR”)
•Refinancing over $1.4 billion in near-term debt maturities and successfully maintaining a well-laddered debt maturity profile, providing financial flexibility and reducing short-term refinancing risks
•Restructuring our Motional AD LLC (“Motional”) joint venture ownership, reducing our common equity interest in Motional from 50% to 15%, eliminating future cash funding requirements while maintaining access to insights and market intelligence
•Continuing our relentless focus on cost structure and operational optimization
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 31% of our hourly workforce composed of contingent employees.
•Enhancing our optimized full system, edge-to-cloud capabilities
◦Ongoing advancement in adapting advanced driver assistance systems to leverage containerized, service-based software architecture; and
◦Increasing our customer choice and regional flexibility through investments in computer vision providers StradVision, Inc. (“StradVision”) and MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”).
•Meeting the sustainability-linked targets for greenhouse gas emissions and workplace safety within our Credit Agreement.
Our strategy is to build on these accomplishments and continue to develop and manufacture innovative market-relevant products for a diverse base of customers around the globe and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders, including through the continued repurchase of shares. Our key strategic priorities include:
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-dependent components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-

end smart mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
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
We are also continuing to develop market-leading automated driving solutions such as automated driving software, sensing and perception technologies enhanced through artificial intelligence and machine learning, as well as the underlying architecture technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. The total gain recorded as a result of these transactions was approximately $641 million ($2.50 per diluted share) during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements contained herein for further information on these transactions.
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
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 1% (3% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”) from 2023 to 2024, reflecting vehicle production declines of 5% in Europe and 2% in North America, partially offset by increased production of 4% in China and 3% in South America, our smallest region. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
On September 15, 2023, several of our largest customers’ collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”), expired and the UAW subsequently went on strike against General Motors (“GM”), Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) in the United States (the “U.S.”), causing work stoppages at certain of these customers’ vehicle production and parts distribution facilities, which lasted approximately six weeks. Aptiv’s estimated total indirect and direct adverse impacts of these labor strikes to revenue during 2023 were approximately $180 million. Refer to Part I, Item 1A. Risk Factors for further discussion of the risks related to significant disruptions at our or our customers’ manufacturing facilities.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, which may continue in 2025. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement, increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
We do not have a material physical presence in either Ukraine or Russia, with less than 1% of our workforce located in the countries as of December 31, 2024 and less than 1% of our net sales for the year ended December 31, 2024 generated from manufacturing facilities in those countries. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 33% of our net sales for the year ended December 31, 2024. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the consolidated statements of operations. Furthermore, as a result of the conflict, we estimate that the adverse impacts to revenue from Russia operations were approximately $65 million during the year ended December 31, 2022.
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
Global supply chain disruptions. Global supply chain disruptions could lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2024 and 2023. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
Key growth markets. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Automotive production in China experienced growth of 4% in 2024, which follows growth of 10% in 2023. Despite the market volatility and moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term. Our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China, and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China, such as during the COVID-19 pandemic and related governmental lockdowns in 2022. Estimated total indirect and direct adverse impacts to revenue as a result of these lockdowns during 2022 was approximately $270 million. Our business in China may also be impacted by the expanding market share of domestic Chinese OEMs in the China market, which has led to declines in revenue and market share of non-Chinese OEMs, resulting in certain traditional OEMs taking steps to reduce or restructure their operations in China.

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
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, changes in laws or regulations governing labor, trade, or other monetary or tax fiscal policy changes, including the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Framework (the “Framework”), tariffs, quotas, customs and other import or export restrictions or trade barriers.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. In addition, in October 2022, the U.S. government imposed additional export control restrictions targeting the export, re-export or transfer of, among other products, certain advanced computing semiconductors, semiconductor manufacturing items and related technology to China, which could further disrupt supply chains and adversely impact our business. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, effective January 1, 2024 and January 1, 2025, the government of Mexico implemented country-wide statutory minimum wage increases of 20% and 12%, respectively. Additionally, the government of Mexico has indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
Furthermore, the outbreak of armed conflicts in the Middle East beginning in October 2023 has created numerous uncertainties, including the risk that the conflicts spread throughout the broader region, and their impact on the global economy and supply chains. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 21,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.6 billion, $1.8 billion and $1.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which includes approximately $535 million, $492 million and $379 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies which generally ranges from 25% to 35% of engineering expenses. This level of co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which helps us anticipate cutting-edge technology trends and guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth and foster innovation. This independent perspective assists Aptiv in pursuing investments in the right technologies that create the most value for all of its stakeholders. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.1 billion for the year ended December 31, 2025.
We maintain a large portfolio of approximately 11,000 patents and protective rights in the operation of our business as of December 31, 2024. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures may continue in 2025. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 31% of the hourly workforce as of December 31, 2024. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2024 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $8.5 billion and substantial available liquidity of approximately $3.6 billion consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2024, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2024 were $19.7 billion, a decrease of approximately 2% compared to 2023. Our overall volumes decreased 2%, which was driven in part by decreased global automotive production of 1% (3% on an AWM basis) for the year ended December 31, 2024, compared to 2023 production rates. Despite declines in volume and the global inflationary environment, our overall lean cost structure has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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
This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2024 versus 2023. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2023 versus 2022 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 6, 2024.

2024 versus 2023
The results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024		2023		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$19,713		$20,051		$(338)
Cost of sales	16,002		16,612		610
Gross margin	3,711	18.8%	3,439	17.2%	272
Selling, general and administrative	1,465		1,436		(29)
Amortization	211		233		22
Restructuring	193		211		18
Operating income	1,842		1,559		283
Interest expense	(337)		(285)		(52)
Other income, net	41		63		(22)
Net gain on equity method transactions	605		—		605
Income before income taxes and equity loss	2,151		1,337		814
Income tax (expense) benefit	(223)		1,928		(2,151)
Income before equity loss	1,928		3,265		(1,337)
Equity loss, net of tax	(118)		(299)		181
Net income	1,810		2,966		(1,156)
Net income attributable to noncontrolling interest	24		28		(4)
Net loss attributable to redeemable noncontrolling interest	(1)		—		(1)
Net income attributable to Aptiv	1,787		2,938		(1,151)
Mandatory convertible preferred share dividends	—		(29)		29
Net income attributable to ordinary shareholders	$1,787		$2,909		$(1,122)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2024 versus 2023.

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$19,713	$20,051	$(338)	$(331)	$(85)	$78	$—	$(338)
Total net sales for the year ended December 31, 2024 decreased 2% compared to the year ended December 31, 2023. Our volumes decreased 2% for the period, which reflects decreased global automotive production of 1% (3% on an AWM basis), primarily in Europe and North America. The declines in volumes were partially offset by the impacts of favorable pricing, net of contractual price reductions, of $167 million. In addition, our net sales reflect net unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $610 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, as summarized below. The Company’s material cost of sales was approximately 50% and 55% of net sales for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$16,002	$16,612	$610	$371	$101	$356	$(218)	$610
Gross margin	$3,711	$3,439	$272	$40	$16	$356	$(140)	$272
Percentage of net sales	18.8%	17.2%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects the impacts of improved operational performance, decreased volumes and currency exchange. Cost of sales was also impacted by the following items in Other above:
•Approximately $60 million of increased depreciation, primarily as a result of a higher fixed asset base;
•$78 million of increased commodity pass-through costs; and
•Approximately $40 million of increased costs due to customer volume-related inefficiencies and warranty matters.

Selling, General and Administrative Expense

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,465	$1,436	$(29)
Percentage of net sales	7.4%	7.2%
Selling, general and administrative expense (“SG&A”) remained consistent as a percentage of net sales for the year ended December 31, 2024 as compared to 2023, and primarily includes administrative expenses, information technology costs, incentive compensation related costs, acquisition and project portfolio costs and selling and marketing expenses.

Amortization

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Amortization	$211	$233	$22
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the years ended December 31, 2024 and 2023 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2025, we expect to incur non-cash amortization charges of approximately $210 million.

Restructuring

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$193	$211	$18
Percentage of net sales	1.0%	1.1%
The Company recorded employee-related and other restructuring charges totaling approximately $193 million during the year ended December 31, 2024, which reflects programs to align manufacturing capacity with the current levels of automotive production in each region. The charges recorded during the year ended December 31, 2024 also included the recognition of approximately $25 million and $57 million for programs initiated in the fourth quarter of 2024 and 2023, respectively, focused on global salaried workforce optimization, primarily in the North American and European regions. We expect to recognize additional charges of approximately $35 million in 2025 related to the restructuring program initiated in the fourth quarter of 2024, with cash payments expected to be principally completed in 2025. We expect to make cash payments of approximately $100 million in 2025 pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $211 million during the year ended December 31, 2023, of which $68 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the North American and European regions. The charges recorded during the year ended December 31, 2023 also included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
We expect to continue to incur additional restructuring expense in 2025 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $55 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of December 31, 2024, inclusive of $35 million related to the global salaried headcount reduction program described above, and are expected to be incurred within the next twelve months. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Interest Expense

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Interest expense	$337	$285	$(52)
The increase in interest expense during the year ended December 31, 2024 compared to 2023 primarily reflects the issuance of €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 in June 2024, the proceeds of which were ultimately used to redeem the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025, the $2.5 billion senior unsecured bridge facility borrowings under a Bridge Credit Agreement (the “Bridge Credit Agreement”) entered into in August 2024, the $600 million term loan (the “Term Loan A”) issued under the senior unsecured Term Loan A Credit Agreement entered into in August 2024, the issuance of $1,650 million in aggregate principal amount of senior unsecured notes (the “2024 Senior Notes) in September 2024 and the issuance of $500 million in aggregate principal amount of junior subordinated notes (the “2024 Junior Notes”) in September 2024, partially offset by the redemption of the $700 million in aggregate principal amount of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”) in September 2024.
The Bridge Credit Agreement, which was utilized to initially fund a portion of the accelerated share repurchase program, was fully repaid and terminated during the third quarter of 2024 using proceeds from the issuance of the new Term Loan A, the 2024 Senior Notes and the 2024 Junior Notes. Refer to Note 11. Debt and Note 15. Shareholders’ Equity and Net Income Per Share to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Other income, net	$41	$63	$(22)
Other income, net for the year ended December 31, 2024 includes interest income of $87 million. During the year ended December 31, 2024, the Company also recorded a loss on extinguishment of debt of $15 million in conjunction with the repayment and termination of the Bridge Credit Agreement, the redemption of the 2.396% Senior Notes and the partial repayment on the Term Loan A, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. The Company also recorded $26 million during the year ended December 31, 2024 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
Other income, net for the year ended December 31, 2023 includes interest income of $111 million, partially offset by an impairment loss of $18 million recognized for Aptiv’s equity investments without readily determinable fair values. The Company also recorded $28 million during the year ended December 31, 2023 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Net Gain on Equity Method Transactions

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Net gain on equity method transactions	$605	$—	$605
Net gain on equity method transactions includes a gain of approximately $641 million recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, partially offset by a non-cash, pre-tax impairment charge of approximately $36 million related to its equity method investment in TTTech Auto AG. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Income tax expense (benefit)	$223	$(1,928)	$(2,151)
The Company’s tax rate is affected by the fact that its parent entity is a Swiss resident taxpayer, and was an Irish resident taxpayer prior to the December 2024 reorganization transaction, the tax rates in Switzerland, Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate was 10% and (144)% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate for the year ended December 31, 2024 includes discrete tax benefits primarily associated with intercompany reorganizations. Also included as a discrete item in the effective tax rate for the year ended December 31, 2024 is the beneficial impact of approximately 4 points resulting from the Motional funding and ownership restructuring transactions, as described further in Note 5. Investments in Affiliates to the audited consolidated financial statements included herein. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned.
The effective tax rate for the year ended December 31, 2023 was primarily impacted by the Company’s transfers of intellectual property, as described below.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the year ended December 31, 2024 includes an unfavorable impact from the enacted Framework.
In response to the Framework, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland, during the second half of 2023. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten-year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the year ended December 31, 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property and tax incentive, all as described above, combined with other related additional current year tax expense as a result of the transactions, was approximately $2,080 million.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. This Guidance may lead to an adjustment to the tax incentive granted to the Company’s Swiss subsidiary in 2023 under the terms of the incentive agreement and a reduction of deferred tax assets of up to approximately $300 million, net of valuation allowance. The Company is continuing to analyze the impacts of the Guidance and will recognize any resulting provisions in the first quarter of 2025.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Loss

	Year Ended December 31,
	2024	2023	Favorable/ (unfavorable)
	(in millions)
Equity loss, net of tax	$118	$299	$181
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the year ended December 31, 2024 compared to 2023 is primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 15% as a result of the Motional funding and ownership restructuring transactions that were completed in May 2024. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for additional information.

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
Our management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies. Refer to Note 22. Segment Reporting to the audited consolidated financial statements included herein for additional information.
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2024 and 2023 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$13,983	$14,404	$(421)	$(415)	$(84)	$78	$—	$(421)
Advanced Safety and User Experience	5,791	5,695	96	97	(1)	—	—	96
Eliminations and Other	(61)	(48)	(13)	(13)	—	—	—	(13)
Total	$19,713	$20,051	$(338)	$(331)	$(85)	$78	$—	$(338)

Gross Margin Percentage by Segment

	Year Ended December 31,
	2024	2023
Signal and Power Solutions	18.7%	18.0%
Advanced Safety and User Experience	19.0%	15.0%
Total	18.8%	17.2%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2024	2023	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Signal and Power Solutions	$1,652	$1,676	$(24)	$4	$86	$(114)	$(24)
Advanced Safety and User Experience	714	451	263	36	270	(43)	263
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was impacted by operational performance, volume, including product mix, as well as the impacts of favorable pricing, net of contractual price reductions, of $167 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Approximately $65 million of increased depreciation, primarily as a result of a higher fixed asset base;
•$29 million of increased SG&A expense, not including the impact of other acquisition and portfolio project costs;
•Approximately $40 million of increased costs due to customer volume-related inefficiencies and warranty matters; partially offset by
•$17 million of favorable foreign currency impacts.

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
As of December 31, 2024, we had cash and cash equivalents of $1.6 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $6.8 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2024.

December 31, 2024

(in millions)
Cash and cash equivalents	$1,573
Revolving Credit Facility, unutilized portion (1)	1,998
Committed European accounts receivable factoring facility, unutilized portion (2)	18
Total available liquidity	$3,589
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of December 31, 2024.
(2)Based on December 31, 2024 foreign currency rates, subject to the availability of eligible accounts receivable.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures and debt obligations. In addition, we expect to continue to repurchase outstanding ordinary shares pursuant to our authorized ordinary share repurchase program, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2024, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.5 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2025 and beyond.
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
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, as described below, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of December 31, 2024. In January 2025, a portion of the ASR Agreements were settled, and Aptiv received approximately 5.6 million ordinary shares, which were retired immediately.
The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 11. Debt to the audited consolidated financial statements included herein.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Total number of shares repurchased	44,431,332	4,701,558
Average price paid per share	$75.40	$84.59
Total (in millions)	$3,350	$398
There were no shares repurchased during the year ended December 31, 2022. As of December 31, 2024, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the years ended December 31, 2024, 2023 and 2022, Aptiv received dividends of $12 million, $5 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions and Other Transactions
Höhle—On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
Wind River—On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River, a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other income (expense), net in the consolidated statements of operations in the fourth quarter of 2022.
Intercable Automotive—On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million. The results of operations of Intercable Automotive are reported within the Signal and Power

Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other income (expense), net in the consolidated statements of operations in the fourth quarter of 2022.
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
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional AD LLC (“Motional”) in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million ($2.50 per diluted share) for the year ended December 31, 2024.
Investment in TTTech Auto—On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto AG (“TTTech Auto”), a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, for €200 million (approximately $220 million, using foreign currency rates on the investment date). The Company made the investment in TTTech Auto utilizing cash on hand.
The shareholders of TTTech Auto entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party. As a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations. Upon completion of the sale, Aptiv will no longer hold an equity interest in TTTech Auto. The sale is anticipated to occur in 2025 and is subject to regulatory approvals and customary closing conditions.

Technology Investments—In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million Chinese Yuan Renminbi (“RMB”) (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using December 31, 2024 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of December 31, 2024, and the satisfaction of customary closing conditions.
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
Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for further detail of the Company’s investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. Aptiv Global Financing Designated Activity Company (“AGF DAC,” formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions. As a result of the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreement.
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
As of December 31, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the year ended December 31, 2024.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%

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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2024.
As of December 31, 2024, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGF DAC, Aptiv PLC and Aptiv Swiss Holdings, subject to certain exceptions set forth in the Credit Agreement.
Previously, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2023 within other income (expense), net in the consolidated statements of operations.
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
On December 20, 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $3 million during the year ended December 31, 2024 within other income (expense), net in the consolidated statements of operations.
The Term Loan A matures on August 19, 2027. Borrowings under the Term Loan A Credit Agreement are prepayable at Aptiv’s option without premium or penalty. No principal payment is required until the outstanding principal amount is due in full on the maturity date. In the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A, utilizing cash on hand.
Loans under the Term Loan A Credit Agreement bear interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	December 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	1.25%	0.25%	N/A	N/A
The Term Loan Applicable Rate under the Term Loan A Credit Agreement may increase or decrease from time to time based on changes in the Company’s credit ratings. The interest rate is subject to fluctuation during the term of the Term Loan A Credit Agreement based on changes in the ABR, SOFR or changes in the Company’s corporate credit ratings.

The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Term Loan A Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Term Loan A Credit Agreement. As of December 31, 2024, Aptiv selected the one-month SOFR interest rate option on the Term Loan A, and the rate effective as of December 31, 2024, as detailed in the table below, was based on the Company’s current credit rating and the Term Loan Applicable Rate for the Term Loan A Credit Agreement:

		Borrowings as of
	Term Loan	December 31, 2024	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2024
Term Loan A	SOFR plus 1.25%	$250	5.72%
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
The Term Loan A Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Term Loan A Credit Agreement covenants as of December 31, 2024.
As of December 31, 2024, all obligations under the Term Loan A Credit Agreement were borrowed by AGF DAC and jointly and severally guaranteed by Aptiv PLC, Aptiv Corporation and Aptiv Swiss Holdings.
Senior and Junior Unsecured Notes
As of December 31, 2024, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$520	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$550	4.65%	September 2024	September 2029	March 13 and September 13
$800	3.25%	February 2022	March 2032	March 1 and September 1
$550	5.15%	September 2024	September 2034	March 13 and September 13
$781	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2024, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Guarantor Summarized Financial Information
As further described in Note 11. Debt to the audited consolidated financial statements included herein, Aptiv PLC, Aptiv Corporation, AGF DAC and Aptiv Swiss Holdings are each potential borrowers under the Credit Agreement and the Term Loan A Credit Agreement, under which such borrowings would be guaranteed by each of the other entities. Old Aptiv issued the 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Old Aptiv. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Old Aptiv and Aptiv Corporation jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Old Aptiv and AGF DAC jointly issued the 2024 Euro-denominated Senior Notes, the 2024 Senior Notes, and the 2024 Junior Notes, which are all guaranteed by Aptiv Corporation. In December 2024, with respect to each series of outstanding senior and junior notes previously issued by Old Aptiv, Aptiv Swiss Holdings succeeded to Old Aptiv as obligor, and Aptiv PLC was added as a guarantor. Together, Aptiv PLC, Aptiv Corporation, AGF DAC and Aptiv Swiss Holdings comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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

Obligor Group

Year Ended December 31, 2024	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(10)
Net loss	$(197)
Net loss attributable to Aptiv	$(197)

As of December 31, 2024
Current assets (1)	$6,969
Long-term assets (1)	$692
Current liabilities (2)	$5,683
Long-term liabilities (2)	$8,126
Noncontrolling interest	$—

As of December 31, 2023
Current assets (1)	$4,699
Long-term assets (1)	$562
Current liabilities (2)	$6,090
Long-term liabilities (2)	$6,419
Noncontrolling interest	$—
(1)Includes current assets of $6,212 million and $3,826 million, and long-term assets of $687 million and $555 million, due from Non-Guarantors as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes current liabilities of $5,481 million and $6,013 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of December 31, 2024 and December 31, 2023, respectively.

Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2024, Aptiv had $450 million outstanding under the European accounts receivable factoring facility. As of December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. The maximum amount drawn under the European accounts receivable factoring facility during the year ended December 31, 2024 was $450 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of December 31, 2024 and 2023, approximately $64 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of December 31, 2024 and 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.
Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2024, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2024. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $227 million as of December 31, 2024. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2025	2026 & 2027	2028 & 2029	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$8,465	$509	$254	$1,371	$6,331
Estimated interest costs related to debt and finance lease obligations	6,173	338	643	612	4,580
Operating lease obligations	605	144	227	118	116
Contractual commitments for capital expenditures	194	192	2	—	—
Other contractual purchase commitments, including information technology	329	178	120	31	—
Total	$15,766	$1,361	$1,246	$2,132	$11,027
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2024, we had approximately $194 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Signal and Power Solutions	$580	$639	$573
Advanced Safety and User Experience	201	207	196
Other (1)	49	60	75
Total capital expenditures	$830	$906	$844
North America	$299	$355	$312
Europe, Middle East & Africa	295	288	271
Asia Pacific	226	252	249
South America	10	11	12
Total capital expenditures	$830	$906	$844
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
Operating activities—Net cash provided by operating activities totaled $2,446 million and $1,896 million for the years ended December 31, 2024 and 2023, respectively. Cash flows provided by operating activities for the year ended December 31, 2024 consisted primarily of net earnings of $1,810 million, increased by $1,023 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $605 million for non-cash net gains on equity method transactions and $16 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the year ended December 31, 2023 consisted primarily of net earnings of $2,966 million, increased by $956 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $2,164 million related to non-cash changes in deferred income taxes, primarily resulting from the tax benefit associated with the intercompany transfers of certain intellectual property, and $293 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $507 million and $1,002 million for the years ended December 31, 2024 and 2023, respectively. Cash flows used in investing activities for the year ended December 31, 2024 primarily consisted of capital expenditures of $830 million and technology investments of $121 million, partially offset by proceeds from the sale of equity method investments of $448 million. Cash flows used in investing activities for the year ended December 31, 2023 consisted primarily of capital expenditures of $906 million.
Financing activities—Net cash used in financing activities totaled $1,965 million and $807 million for the years ended December 31, 2024 and 2023. Cash flows used in financing activities for the year ended December 31, 2024 primarily included $4,104 million paid to repurchase ordinary shares, $1,440 million for the repayment of senior notes and $350 million for the partial repayment of the Term Loan A, partially offset by net proceeds of $2,920 million received from the issuance of senior and junior notes, net proceeds of $598 million received from the issuance of the Term Loan A and $454 million for borrowings under other short-term debt agreements. Cash flows used in financing activities for the year ended December 31, 2023 primarily included $398 million paid to repurchase ordinary shares, $309 million in repayments of term loans and $32 million of MCPS dividend payments.

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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Weighted-average discount rate	4.90%	5.50%	6.23%	5.91%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.66%	2.93%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Weighted-average discount rate	5.50%	5.20%	1.90%	5.91%	5.95%	3.09%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.93%	2.82%	2.47%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.18%	4.98%	4.46%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2024 expense, we assumed a long-term expected asset rate of return of approximately 4.50% and 8.00% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2025 is determined at the December 31, 2024 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $15 million
25 bp increase in discount rate	Less than + $1 million	‘- $15 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets, including our investments in affiliates, the most significant of which is our investment in Motional AD LLC, for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value through review of appraisals and using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
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
If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired. We estimate the fair value of our reporting units using a combination of a future discounted cash flow valuation model and, if possible, a comparable market transaction model. Estimating fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the fair value of the reporting unit is less than its carrying amount, the Company must record an impairment charge based on the amount by which a reporting unit’s carrying value exceeds its estimated fair value, limited to the amount of goodwill allocated to that reporting unit.
Management performed its annual goodwill impairment test in the fourth quarter of 2024. The Company completed a qualitative goodwill impairment assessment (step 0) and, after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of all but our Wind River reporting unit remained substantially in excess of their carrying values. As such, the Company completed a quantitative goodwill impairment test (step 1) for its Wind River reporting unit within the Advanced Safety and User Experience segment, which has goodwill of $2,279 million, and determined its fair value to be in excess of its carrying value by less than 1%. The estimated fair value of this reporting unit was primarily determined using discounted cash flow projections. Significant assumptions included management’s forecasted cash flows, including estimated future revenue growth and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The estimated fair value of the reporting unit is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue and the discount rate used to evaluate the fair value of the reporting unit.
Although we believe our estimate of fair value is reasonable based on current and future market conditions and the best information available at the impairment assessment date, the reporting unit’s future financial performance is dependent on our ability to execute our business plan. Future changes in the judgments, assumptions and estimates used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair value. A reduction in the estimated fair value could result in non-cash impairment charges in a future period. For example, an increase in the discount rate assumption by 50 basis points would result in the fair value of the reporting unit being approximately 7%, or $230 million, below its carrying value. A 5% decrease in the estimated annual revenues used in the analysis would result in the fair value of the reporting unit being approximately 5%, or $170 million, below its carrying value. These sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
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

Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2024 are described.

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

Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2024, the foreign currency translation adjustment loss of $282 million was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 18% in relation to the Mexican Peso, approximately 6% in relation to the Euro and approximately 1% in relation to the Chinese Yuan Renminbi from December 31, 2023.
As described in Note 17. Derivatives and Hedging Activities to the audited consolidated financial statements included herein, in order to manage certain translational exposure, we have designated the 2024 Euro-denominated Senior Notes and the 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of our investments in certain Euro-denominated subsidiaries, and had designated the 2015 Euro-denominated Senior Notes prior to being redeemed in December 2024. We have also entered into forward contracts designated as net investment hedges of the foreign currency exposure of our investments in certain Chinese Yuan Renminbi-denominated subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income to offset changes in the value of the net investment in these foreign currency-denominated operations.
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, British Pound and Hungarian Forint. As of December 31, 2024 and 2023 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $925 million and $507 million, respectively. The potential change in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be a loss of approximately $21 million and a gain of approximately $23 million as of December 31, 2024 and 2023, respectively. The potential change in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be a loss of approximately $21 million and $9 million as of December 31, 2024 and 2023, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was a liability of $6 million and $2 million as of December 31, 2024 and 2023, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $41 million and $43 million as of December 31, 2024 and 2023, respectively. A 10% change in the net fair value asset differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2024, we had approximately $250 million of floating rate debt related to the Term Loan A Credit Agreement, and no floating rate debt outstanding related to the Credit Agreement. The Term Loan A Credit Agreement carries an interest rate, at our option, on loan borrowings of either (a) the ABR plus 0.25% per annum, or (b) SOFR plus 1.25% per annum. The Credit Agreement carries an interest rate, at our option, on Revolving Credit Facility borrowings of either (a) the ABR plus 0.06% per annum, or (b) SOFR plus 1.06% per annum, which includes an adjustment resulting from the Company having met the sustainability-linked targets for the 2023 calendar year.
The interest rate period with respect to the SOFR interest rate option can be set at one-, three-, or six-months as selected by us in accordance with the terms of the Term Loan A Credit Agreement and the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate option over the term of the Revolving Credit Facility in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Term Loan A Credit Agreement may increase or decrease from time to time in increments of 0.125% to 0.25%, up to a maximum of 0.50% based on changes to our corporate credit ratings. The applicable interest rates listed above for the Revolving Credit Facility may increase or decrease from time to time in increments of 0.01% to 0.20%, up to a maximum of 0.40% based on changes to our corporate credit ratings or based on whether the Company achieves or fails to achieve certain sustainability-linked targets with respect to greenhouse gas emissions and workplace safety, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. Accordingly, the interest rate will fluctuate during the term of the Term Loan A Credit Agreement and the Credit Agreement based on changes in the Alternate Base Rate, SOFR, future changes in our corporate credit ratings or the sustainability-linked targets as discussed above.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2024.

Term Loan A Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bp decrease	‘- $1
25 bp increase	‘+ $1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of APTIV PLC (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2024, the Company has recorded approximately $227 million relating to uncertain tax positions.

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

Auditing the uncertain tax positions is complex because of the judgmental nature of the tax accruals and various other tax return positions that might not be sustained upon review by taxing authorities. The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world due to its complex global footprint. Taxing jurisdictions significant to Aptiv include China, Germany, Ireland, Mexico, South Korea, Switzerland, the U.K. and the U.S.

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

Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our tax professionals, including transfer pricing professionals. This included evaluating tax opinions and third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes and the ultimate settlement and payment of certain tax matters.

Revenue Recognition
Description of the Matter
As described in Notes 2 and 24, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions on production parts, some of which are conditional upon achieving certain joint cost saving targets, which are accounted for as variable consideration. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are capitalized as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2024, Aptiv has recorded $53 million related to these capitalized upfront payments.

Auditing the accounting for and completeness of arrangements containing elements such as sales incentives, allowances and customer payments, including the appropriate timing and presentation of adjustments to revenue as well as upfront payments to customers is judgmental due to the unique facts and circumstances involved in each revenue arrangement, as well as on-going commercial negotiations with customers.

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

Goodwill impairment — Wind River Reporting Unit
Description of the Matter
As described in Notes 2 and 7, the Company tests goodwill for impairment at the reporting unit level at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2024, the Company’s goodwill related to the Wind River reporting unit was $2,279 million.

Auditing management’s quantitative goodwill impairment assessment for the Wind River reporting unit was complex and required significant auditor judgment due to the degree of estimation required by management to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the revenue growth rates and discount rate, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill assessment. This included controls over management's review of the valuation model and the significant assumptions used in the fair value measurement discussed above.

To test the estimated fair value of the Company’s Wind River reporting unit, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to current industry and economic trends, historical performance, guideline public companies in the same industry, and other relevant information. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We utilized internal valuation specialists to assist in our evaluation of the methodologies used and certain assumptions most significant to the fair value estimate of the reporting unit, such as assessing the reasonableness of the discount rate selected by management and the calculation of the Wind River reporting unit’s fair value. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Detroit, Michigan
February 7, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC

Opinion on Internal Control Over Financial Reporting

We have audited APTIV PLC’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, APTIV PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 7, 2025

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net sales	$19,713	$20,051	$17,489
Operating expenses:
Cost of sales	16,002	16,612	14,854
Selling, general and administrative	1,465	1,436	1,138
Amortization	211	233	149
Restructuring (Note 10)	193	211	85
Total operating expenses	17,871	18,492	16,226
Operating income	1,842	1,559	1,263
Interest expense	(337)	(285)	(219)
Other income (expense), net (Note 19)	41	63	(54)
Net gain on equity method transactions (Note 5)	605	—	—
Income before income taxes and equity loss	2,151	1,337	990
Income tax (expense) benefit	(223)	1,928	(121)
Income before equity loss	1,928	3,265	869
Equity loss, net of tax	(118)	(299)	(279)
Net income	1,810	2,966	590
Net income (loss) attributable to noncontrolling interest	24	28	(3)
Net loss attributable to redeemable noncontrolling interest	(1)	—	(1)
Net income attributable to Aptiv	1,787	2,938	594
Mandatory convertible preferred share dividends (Note 15)	—	(29)	(63)
Net income attributable to ordinary shareholders	$1,787	$2,909	$531

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$6.97	$10.50	$1.96
Weighted average number of basic shares outstanding	256.38	276.92	270.90

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$6.96	$10.39	$1.96
Weighted average number of diluted shares outstanding	256.66	282.88	271.18
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$1,810	$2,966	$590
Other comprehensive (loss) income:
Currency translation adjustments	(282)	30	(198)
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 17)	(261)	133	24
Employee benefit plans adjustment, net of tax (Note 12)	11	(16)	59
Net change in unrealized loss on available-for-sale debt securities, net of tax (Note 18)	(4)	—	—
Other comprehensive (loss) income	(536)	147	(115)
Comprehensive income	1,274	3,113	475
Comprehensive income (loss) attributable to noncontrolling interest	23	26	(1)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(7)	3	1
Comprehensive income attributable to Aptiv	$1,258	$3,084	$475
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,573	$1,640
Restricted cash	1	—
Accounts receivable, net of allowance for doubtful accounts of $37 million and $52 million, respectively (Note 2)	3,261	3,546
Inventories (Note 3)	2,320	2,365
Other current assets (Note 4)	671	696
Total current assets	7,826	8,247
Long-term assets:
Property, net (Note 6)	3,698	3,785
Operating lease right-of-use assets (Note 25)	495	540
Investments in affiliates (Note 5)	1,433	1,443
Intangible assets, net (Note 7)	2,140	2,399
Goodwill (Note 7)	5,024	5,151
Other long-term assets (Note 4)	2,842	2,862
Total long-term assets	15,632	16,180
Total assets	$23,458	$24,427
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$509	$9
Accounts payable	2,870	3,151
Accrued liabilities (Note 8)	1,752	1,648
Total current liabilities	5,131	4,808
Long-term liabilities:
Long-term debt (Note 11)	7,843	6,204
Pension benefit obligations (Note 12)	374	417
Long-term operating lease liabilities (Note 25)	412	453
Other long-term liabilities (Note 8)	613	701
Total long-term liabilities	9,242	7,775
Total liabilities	14,373	12,583
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest (Note 2)	92	99
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 235,035,739 and 279,033,365 issued and outstanding as of December 31, 2024 and 2023, respectively	2	3
Additional paid-in-capital	2,966	4,028
Retained earnings	7,002	8,162
Accumulated other comprehensive loss (Note 16)	(1,174)	(645)
Total Aptiv shareholders’ equity	8,796	11,548
Noncontrolling interest	197	197
Total shareholders’ equity	8,993	11,745
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,458	$24,427
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$1,810	$2,966	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	753	679	613
Amortization	211	233	149
Amortization of deferred debt issuance costs	12	9	9
Restructuring expense, net of cash paid	(45)	83	18
Deferred income taxes	(34)	(2,164)	(144)
Pension and other postretirement benefit expenses	44	44	30
Loss from equity method investments, net of dividends received	130	304	284
Loss on extinguishment of debt	15	1	—
Loss on sale of assets	6	2	1
Share-based compensation	120	115	86
Other charges related to Ukraine/Russia conflict	—	—	54
Net gain on equity method transactions	(605)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	285	(112)	(497)
Inventories	45	(20)	(258)
Other assets	(15)	(187)	66
Accounts payable	(210)	4	137
Accrued and other long-term liabilities	60	—	142
Other, net	(104)	(28)	7
Pension contributions	(32)	(33)	(24)
Net cash provided by operating activities	2,446	1,896	1,263
Cash flows from investing activities:
Capital expenditures	(830)	(906)	(844)
Proceeds from sale of property	6	4	4
Proceeds from business divestitures, net of cash sold	—	(17)	—
Cost of business acquisitions and other transactions, net of cash acquired	—	(83)	(4,310)
Proceeds from sale of technology investments	—	—	3
Cost of technology investments	(121)	(6)	(42)
Proceeds from the sale of equity method investment	448	—	—
Purchase of short-term investments	(748)	—	—
Redemption of short-term investments	740	—	—
Settlement of derivatives	(2)	6	7
Net cash used in investing activities	(507)	(1,002)	(5,182)
See notes to consolidated financial statements.

APTIV PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	454	(23)	(1)
Proceeds from term loans (net of $2, $0 and $0 issuance costs, respectively)	598	—	—
Repayment of term loans	(350)	(309)	(4)
Repayment of senior notes	(1,440)	—	—
Proceeds from the issuance of senior and junior notes (net of $30, $0 and $22 issuance costs and $5, $0 and $6 discount, respectively)	2,920	—	2,472
Proceeds from bridge loan (net of $17, $0 and $0 issuance costs, respectively)	2,483	—	—
Repayment of bridge loan	(2,500)	—	—
Equity related transaction costs	(3)	—	—
Contingent consideration payments	—	(10)	—
Dividend payments of consolidated affiliates to minority shareholders	—	(2)	(9)
Repurchase of ordinary shares	(4,104)	(398)	—
Distribution of mandatory convertible preferred share cash dividends	—	(32)	(63)
Taxes withheld and paid on employees’ restricted share awards	(23)	(33)	(36)
Net cash (used in) provided by financing activities	(1,965)	(807)	2,359
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(40)	(2)	(24)
(Decrease) increase in cash, cash equivalents and restricted cash	(66)	85	(1,584)
Cash, cash equivalents and restricted cash at beginning of the year	1,640	1,555	3,139
Cash, cash equivalents and restricted cash at end of the year	$1,574	$1,640	$1,555

	December 31,
	2024	2023	2022
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$222	$293	$300

Reconciliation of cash, cash equivalents and restricted cash and cash classified as assets held for sale:
Cash, cash equivalents and restricted cash	$1,574	$1,640	$1,531
Cash classified as assets held for sale	—	—	24
Total cash, cash equivalents and restricted cash	$1,574	$1,640	$1,555

See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of Shares	Amount of Shares	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2024		(in millions)
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	1,787	—	1,787	—	1,787
Other comprehensive loss	(6)	—	—	—	—	—	—	(529)	(529)	(1)	(530)
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	24	24
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(23)	(23)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Repurchase of ordinary shares	—	(45)	(1)	—	—	(406)	(2,947)	—	(3,354)	—	(3,354)
Forward contracts for share repurchases	—	—	—	—	—	(750)	—	—	(750)	—	(750)
Equity related transaction costs	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	1	—	—	—	120	—	—	120	—	120
Balance at December 31, 2024	$92	235	$2	—	$—	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993

2023
Balance at January 1, 2023	$96	271	$3	12	$—	$3,989	$5,608	$(791)	$8,809	$189	$8,998
Net income	—	—	—	—	—	—	2,938	—	2,938	—	2,938
Other comprehensive income (loss)	3	—	—	—	—	—	—	146	146	(2)	144
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	28	28
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(18)	(18)
Mandatory convertible preferred share cumulative dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Conversion of MCPS to ordinary shares	—	12	—	(12)	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(33)	—	—	(33)	—	(33)
Repurchase of ordinary shares		(5)	—	—	—	(43)	(355)	—	(398)	—	(398)
Share-based compensation	—	1	—	—	—	115	—	—	115	—	115
Balance at December 31, 2023	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
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

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
General and basis of presentation—In December 2024, Old Aptiv (as defined below), a public limited company formed under the laws of Jersey on May 19, 2011, completed its previously announced reorganization transaction (the “Transaction,” or the “reorganization transaction”), in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” The previous publicly-listed Jersey parent company, which was an Irish tax resident, is referred to as “Old Aptiv” throughout this Annual Report on Form 10-K. New Aptiv’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV,” the same symbol under which the Old Aptiv shares were previously listed. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements.
In December 2024, following the completion of the Transaction, Old Aptiv merged with and into Aptiv Swiss Holdings Limited (“Aptiv Swiss Holdings”), a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings.
In connection with the Transaction, New Aptiv assumed Old Aptiv’s Long-Term Incentive Plans and its existing obligations in connection with awards granted thereunder, and Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to each Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under each Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to each Credit Agreement in which New Aptiv guaranteed the obligations under each Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreements, the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreements (and will act as the “parent entity” thereunder) and the indentures.
The Transaction described above was accounted for as a reorganization between entities under common control. As a result of the Transaction, there were no material changes in Aptiv PLC’s operations or governance. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
References in this Annual Report on Form 10-K, including the exhibits being filed as part of this report, to “Aptiv PLC,” “Aptiv,” the “Company,” “we,” “us” and “our” refers to Old Aptiv (Aptiv PLC before the Transaction in December 2024) and to New Aptiv (Aptiv PLC after the Transaction in December 2024).
Nature of operations—Aptiv is a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions, enabling our customers’ transition to a more electrified, software-defined future. We design and manufacture vehicle components and provide electrical, electronic and active safety technology to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Aptiv is one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world. Aptiv operates 140 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 49 countries and has approximately 21,200 scientists, engineers and technicians focused on developing market relevant product solutions for its customers.

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
During the years ended December 31, 2024, 2023 and 2022, Aptiv received dividends of $12 million, $5 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $11 million and $14 million as of December 31, 2024 and 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv's non-publicly traded investments totaled $167 million and $51 million as of December 31, 2024 and 2023, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 5. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $92 million and $99 million as of December 31, 2024 and 2023, respectively. Refer to Note 20. Acquisitions and Divestitures for further information regarding this acquisition and the redeemable noncontrolling interest.
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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Substantially all of the Company's revenue is generated from the sale of manufactured production parts, wherein there is a single performance obligation. Transfer of control and revenue recognition for the Company’s sales of production parts generally occurs upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms. Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Refer to Note 24. Revenue for further detail of the Company’s accounting for its revenue from sales of production parts.
Customer contracts for software licenses are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses and professional software services is generally recognized at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. Certain software license contracts contain multiple performance obligations, for which the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct performance obligation in the contract. The standalone selling prices are generally determined based on observable inputs, such as the prices of standalone sales and historical contract pricing. Under certain of these arrangements, timing may differ between revenue recognition and billing. Refer to Note 24. Revenue for further detail of the Company’s accounting for its revenue from contracts with customers, including contract balances associated with software sales.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,097 million, $1,289 million and $1,120 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value.
Restricted cash—Restricted cash primarily includes balances on deposit at financial institutions that have issued letters of credit in favor of Aptiv and cash deposited into escrow accounts.
Short-term investments—Short-term investments are comprised of term deposits with original maturities greater than three months, for which book value approximates fair value. As described further in Note 11. Debt, these short-term investments were utilized to redeem the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in December 2024.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2024 and December 31, 2023, the Company reported $3,261 million and $3,546 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $37 million and $52 million, respectively. The provision for doubtful accounts was $11 million, $12 million, and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively. Other changes in the allowance were not material for the year ended December 31, 2024.
Inventories—As of December 31, 2024 and 2023, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2024 and 2023, $305 million and $285 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2024 and 2023, the special tools balance, net of accumulated depreciation, was $489 million and $474 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2024 and 2023, the Aptiv-owned special tools balance was $361 million and $373 million, respectively, and the customer-owned special tools balance was $128 million and $101 million, respectively.

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
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
When a quantitative assessment is required, the estimated fair value of the Company’s reporting units is primarily determined using discounted cash flow projections. Significant assumptions include management’s forecasted cash flows, including estimated future revenue growth, and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The fair value of the reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue and discount rate.
Refer to Note 20. Acquisitions and Divestitures, for further information on the goodwill attributable to the Company’s acquisitions.
Goodwill impairment—The Company performs an annual goodwill impairment assessment in the fourth quarter. In 2024, the Company completed a qualitative goodwill impairment assessment and, after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of all but one of our reporting units remained in excess of their carrying values. The Company performed a quantitative goodwill impairment test for its Wind River reporting unit within the Advanced Safety and User Experience segment, which has goodwill of $2,279 million, and determined its fair value to be in excess of its carrying value by less than 1%. No goodwill impairments were recorded in 2024, 2023 or 2022. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Although we believe our estimate of fair value is reasonable based on current and future market conditions and the best information available at the impairment assessment date, the reporting unit’s future financial performance is dependent on our ability to execute our business plan. Future changes in the judgments, assumptions and estimates used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair value. A reduction in the estimated fair value could result in non-cash impairment charges in a future period.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $1 million, $23 million and $30 million were included in the consolidated statements of operations for the year ended December 31, 2024, 2023 and 2022, respectively.

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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55%, 54% and 55% of our total net sales for the years ended December 31, 2024, 2023 and 2022, respectively, none of which individually exceeded 10% for any period presented. During the year ended December 31, 2024, our Signal and Power Solutions segment and our Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers. During the years ended December 31, 2023 and December 31, 2022, our Signal and Power Solutions segment recognized net sales to each of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to eight of our ten largest customers.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2024 and 2023, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.
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
Share-based compensation—The Company’s share-based compensation arrangements primarily consist of the Aptiv PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), under which grants of restricted stock units (“RSUs”) have been made in each year prior to April 2024, and the 2024 Long-Term Incentive Plan (the “2024 LTIP”), under which grants of RSUs were made beginning in April 2024. The RSU awards include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, or a contemporaneous valuation performed by a third-party valuation specialist with respect to awards with market conditions. Compensation expense is recognized based upon the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values. Refer to Note 21. Share-Based Compensation for additional information.
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
Government incentives—From time to time, Aptiv receives government incentives in the form of cash grants and other incentives in return for past or future compliance with certain conditions. The Company accounts for funds received from government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, we recognize funds we receive from government grants in the consolidated statements of operations when there is reasonable assurance that Aptiv will comply with the conditions associated with the grant and the grants will be received. Recognition occurs on a systematic basis over the periods in which Aptiv recognizes, as expenses, the related costs for which the grants are intended to defray.
Aptiv is eligible to receive certain government grants because we engage in qualifying capital investments and other activities as defined by the relevant governmental entities awarding the grants. Typically, grant agreements require that Aptiv complies with certain conditions, including committing to minimum levels of capital investment and maintenance of a minimum level of headcount at the impacted manufacturing site. Aptiv generally recognizes government grants of an operating nature as a reduction to operating expenses (primarily cost of sales) in the consolidated statements of operations. During the year ended December 31, 2024, government grants were recognized as reductions to operating expenses of approximately $55 million. Government incentives that have been received, but not yet recognized as reductions to operating expenses totaled approximately $15 million ($10 million of which was recorded within other current liabilities and $5 million was recorded in other long-term liabilities) as of December 31, 2024.
Aptiv records capital-related grants as a reduction to property, plant and equipment, net in the consolidated balance sheets, which ultimately results in a reduction to depreciation expense over the useful life of the corresponding asset. Capital-related grants reduced gross property, plant and equipment by approximately $5 million during the year ended December 31, 2024. Amounts recorded as due from and due to governmental entities in the consolidated balance sheets were not significant for any period presented.
Our agreements with governmental entities have an average duration of seven years and certain of these agreements include provisions for the recapture of funding if the Company fails to comply with various aspects of the agreement.
Recently adopted accounting pronouncements—Aptiv adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024. The amendments in this update require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and which are included within each reported measure of segment profit or loss as well as disclosure of other segment items and a description of their composition. The amendments also require public entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements.
Recently issued accounting pronouncements not yet adopted—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing U.S. GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The amendments also require all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2024, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2024	December 31, 2023
	(in millions)
Productive material	$1,463	$1,507
Work-in-process	199	178
Finished goods	658	680
Total	$2,320	$2,365

4. ASSETS
Other current assets consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Value added tax receivable	$184	$160
Prepaid insurance and other expenses	97	91
Reimbursable engineering costs	181	122
Notes receivable	6	9
Income and other taxes receivable	106	100
Deposits to vendors	4	6
Derivative financial instruments (Note 17)	18	138
Capitalized upfront fees (Note 24)	10	12
Contract assets (Note 24)	65	55
Other	—	3
Total	$671	$696

Other long-term assets consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Deferred income taxes, net (Note 14)	$2,281	$2,351
Unamortized Revolving Credit Facility debt issuance costs	4	6
Income and other taxes receivable	47	33
Reimbursable engineering costs	124	163
Value added tax receivable	2	2
Technology investments (Note 5)	178	65
Derivative financial instruments (Note 17)	1	23
Capitalized upfront fees (Note 24)	43	49
Contract assets (Note 24)	65	67
Other	97	103
Total	$2,842	$2,862

5. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 15% to 50%, with the most significant investments being in Motional AD LLC (“Motional”) (of which Aptiv owns 15%), TTTech Auto AG (“TTTech Auto”) (of which Aptiv owns approximately 20%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Company’s aggregate investments in affiliates was $1,433 million and $1,443 million at December 31, 2024 and 2023, respectively. Dividends of $12 million, $5 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively, have been received from these non-consolidated affiliates. During the year ended December 31, 2024, Aptiv recorded a non-cash, pre-tax impairment charge of approximately $36 million for TTTech Auto, as described below, within net gain on equity method transactions in the consolidated statements of operations. There were no impairment charges recorded for the years ended December 31, 2023 and 2022.
The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023
	(in millions)
Current assets	$727	$681
Non-current assets	2,432	2,499
Total assets	$3,159	$3,180
Current liabilities	$235	$222
Non-current liabilities	73	86
Shareholders’ equity	2,851	2,872
Total liabilities and shareholders’ equity	$3,159	$3,180

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net sales	$974	$813	$761
Gross loss	$(136)	$(327)	$(357)
Net loss	$(397)	$(624)	$(589)

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Sales to affiliates	$15	$15	$35
Purchases from affiliates	$8	$15	$18
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2024	2023
	(in millions)
Receivables due from affiliates	$—	$2
Payables due to affiliates	$13	$13
Motional Joint Venture Funding and Ownership Restructuring Transactions
On April 19, 2024, Aptiv and Hyundai Motor Group (“Hyundai”) entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, each as described below. Prior to these transactions, Motional was 50% owned by each of Aptiv and Hyundai.
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for an additional 11.7% common equity interest. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
Also as part of the agreement, on May 16, 2024, Aptiv sold 11% of its common equity interest in Motional to Hyundai for approximately $448 million of cash consideration. Aptiv also exchanged approximately 21% of its common equity in Motional for a like number of Motional preferred shares. These transactions resulted in the reduction of Aptiv’s common equity interest in Motional from approximately 44% to approximately 15%. As a result of these transactions, the Company recognized a gain of approximately $550 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million ($2.50 per diluted share) for the year ended December 31, 2024.
As of December 31, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $256 million and $899 million, respectively. As of December 31, 2023, the carrying value of the Company’s common equity investment in Motional was $1,096 million. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
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
The shareholders of TTTech Auto entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party. As a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations. Upon completion of the sale, Aptiv will no longer hold an equity interest in TTTech Auto. The sale is anticipated to occur in 2025 and is subject to regulatory approvals and customary closing conditions.

The impairment was based on the fair value of the investment at the balance sheet date. The fair value was determined based on the contractual sales price of TTTech Auto pursuant to the executed purchase and sale agreement. Contractual sales prices are considered observable inputs other than quoted prices, and are therefore classified as a Level 2 measurement.
As of December 31, 2024 and 2023, the carrying value of the Company’s investment in TTTech Auto was $147 million and $200 million, respectively, which is included in the Advanced Safety and User Experience segment. As of December 31, 2024 and 2023, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $111 million and $156 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for which Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%) as described in Note 2. Significant Accounting Policies. Equity investments in nonconsolidated affiliates without readily determinable fair values are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Investments in available-for-sale debt securities are measured at fair value based on significant inputs that are not observable in the market. Equity investments in publicly traded equity securities are measured at fair value based on quoted prices for identical assets on active market exchanges.
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of December 31, 2024 and 2023:

		December 31,
Investment Name	Segment	2024	2023
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$5	$8
Urgently, Inc.	Advanced Safety and User Experience	—	1
Valens Semiconductor Ltd.	Signal and Power Solutions	6	5
Total publicly traded equity securities		11	14

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	106	44
MAXIEYE Automotive Technology (Ningbo) Co., Ltd.	Advanced Safety and User Experience	55	—
Other investments	Various	6	7
Total non-publicly traded investments		167	51

Total technology investments		$178	$65
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million Chinese Yuan Renminbi (“RMB”) (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using December 31, 2024 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of December 31, 2024, and the satisfaction of customary closing conditions. As of December 31, 2024, the Company’s investment in Maxieye was recorded at $55 million. Refer to Note 18. Fair Value of Financial Instruments for additional information.

In July 2024, the Company’s Advanced Safety and User Experience segment made an investment of approximately 33 billion Korean Won (“KRW”) (approximately $24 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first quarter of 2024 and approximately $44 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. As of December 31, 2024, the Company’s investment in StradVision was recorded at $106 million. Refer to Note 18. Fair Value of Financial Instruments for additional information.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that one of its equity investments was impaired. As a result, the Company recognized an impairment loss of $18 million during the year ended December 31, 2023, within other income (expense), net in the consolidated statements of operations. The impairment recorded was equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
As of December 31, 2024, none of the Company’s equity securities were subject to contractual sales restrictions prohibiting the sale of securities.
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

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2024	2023
	(Years)	(in millions)
Land	—	$74	$79
Land and leasehold improvements	3-20	234	217
Buildings	40	768	764
Machinery, equipment and tooling	3-20	6,137	5,886
Furniture and office equipment	3-10	1,052	977
Construction in progress	—	343	478
Total		8,608	8,401
Less: accumulated depreciation		(4,910)	(4,616)
Total property, net		$3,698	$3,785
For the years ended December 31, 2024, 2023 and 2022, Aptiv recorded non-cash asset impairment charges of $8 million, $8 million and $8 million, respectively, in cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets.
As of December 31, 2024, 2023 and 2022, capital expenditures recorded in accounts payable totaled $222 million, $293 million and $300 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2024 and 2023. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions.

		As of December 31, 2024			As of December 31, 2023
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-16	$1,531	$724	$807	$1,526	$635	$891
Customer relationships	7-22	1,931	888	1,043	1,993	788	1,205
Trade names	15-20	204	72	132	207	63	144
Total		3,666	1,684	1,982	3,726	1,486	2,240
Unamortized intangible assets:
In-process research and development	—	4	—	4	4	—	4
Trade names	—	154	—	154	155	—	155
Goodwill	—	5,024	—	5,024	5,151	—	5,151
Total		$8,848	$1,684	$7,164	$9,036	$1,486	$7,550
Estimated amortization expense for the years ending December 31, 2025 through 2029 is presented below:

	Year Ending December 31,
	2025	2026	2027	2028	2029
	(in millions)
Estimated amortization expense	$210	$210	$200	$165	$110
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2024 and 2023 is presented below.

	2024	2023
	(in millions)
Balance at January 1	$9,036	$8,955
Acquisitions (1)	—	11
Foreign currency translation and other	(188)	70
Balance at December 31	$8,848	$9,036
(1)Primarily attributable to the acquisition of Höhle as well as adjustments recorded from the amounts disclosed as of December 31, 2022 for the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.
A roll-forward of the accumulated amortization for the years ended December 31, 2024 and 2023 is presented below:

	2024	2023
	(in millions)
Balance at January 1	$1,486	$1,264
Amortization	211	233
Foreign currency translation and other	(13)	(11)
Balance at December 31	$1,684	$1,486

A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2024 and 2023 is presented below:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
Balance at January 1, 2023	$2,756	$2,350	$5,106
Acquisitions (1)	22	(23)	(1)
Foreign currency translation and other	47	(1)	46
Balance at December 31, 2023	$2,825	$2,326	$5,151
Foreign currency translation and other	(127)	—	(127)
Balance at December 31, 2024	$2,698	$2,326	$5,024
(1)Primarily attributable to the acquisition of Höhle as well as adjustments recorded from the amounts disclosed as of December 31, 2022 for the acquisitions of Wind River and Intercable Automotive, as further described in Note 20. Acquisitions and Divestitures.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Payroll-related obligations	$344	$371
Employee benefits, including current pension obligations	143	131
Income and other taxes payable	187	175
Warranty obligations (Note 9)	62	52
Restructuring (Note 10)	102	142
Customer deposits	132	91
Derivative financial instruments (Note 17)	76	6
Accrued interest	90	51
Contract liabilities (Note 24)	111	93
Operating lease liabilities (Note 25)	124	121
Other	381	415
Total	$1,752	$1,648

Other long-term liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Environmental (Note 13)	$3	$3
Extended disability benefits	3	4
Warranty obligations (Note 9)	12	9
Restructuring (Note 10)	16	25
Payroll-related obligations	9	12
Accrued income taxes	165	169
Deferred income taxes, net (Note 14)	290	394
Contract liabilities (Note 24)	13	16
Derivative financial instruments (Note 17)	39	1
Other	63	68
Total	$613	$701

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2024. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2024 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Accrual balance at beginning of year	$61	$52
Provision for estimated warranties incurred during the year	33	31
Changes in estimate for pre-existing warranties	38	23
Settlements	(57)	(47)
Foreign currency translation and other	(1)	2
Accrual balance at end of year	$74	$61

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the year ended December 31, 2024, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately

$193 million, of which $25 million and $57 million were recognized for programs initiated in the fourth quarter of 2024 and 2023, respectively, focused on global salaried workforce optimization, primarily in the North American and European regions. We expect to recognize additional charges of approximately $35 million in 2025 related to the restructuring program initiated in the fourth quarter of 2024, with cash payments expected to be principally completed in 2025.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $55 million (of which approximately $40 million relates to the Signal and Power Solutions segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of December 31, 2024, inclusive of $35 million related to the global salaried headcount reduction program described above, and are expected to be incurred within the next twelve months.
During the year ended December 31, 2023, Aptiv recorded employee-related and other restructuring charges totaling approximately $211 million, of which $68 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the North American and European regions. The charges recorded during the year ended December 31, 2023 also included the recognition of approximately $27 million of employee-related and other costs related to the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $238 million, $128 million and $67 million in the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2024, 2023 and 2022 by operating segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Signal and Power Solutions	$140	$82	$30
Advanced Safety and User Experience	53	129	55
Total	$193	$211	$85
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2024 and 2023:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2023	$83	$—	$83
Provision for estimated expenses incurred during the year	211	—	211
Payments made during the year	(128)	—	(128)
Foreign currency and other	1	—	1
Accrual balance at December 31, 2023	$167	$—	$167
Provision for estimated expenses incurred during the year	$193	$—	$193
Payments made during the year	(238)	—	(238)
Foreign currency and other	(4)	—	(4)
Accrual balance at December 31, 2024	$118	$—	$118

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in millions)
Accounts receivable factoring	$450	$—
2.396%, senior notes, due 2025 (net of $0 and $2 unamortized issuance costs, respectively)	—	698
1.50%, Euro-denominated senior notes, due 2025 (net of $0 and $1 unamortized issuance costs, respectively)	—	772
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $2 unamortized issuance costs, respectively)	519	550
4.35%, senior notes, due 2029 (net of $1 and $2 unamortized issuance costs, respectively)	299	298
4.65%, senior notes, due 2029 (net of $5 and $0 unamortized issuance costs, respectively)	545	—
3.25%, senior notes, due 2032 (net of $5 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	793	792
5.15%, senior notes, due 2034 (net of $5 and $0 unamortized issuance costs and $1 and $0 discount, respectively)	544	—
4.25%, Euro-denominated senior notes, due 2036 (net of $7 and $0 unamortized issuance costs and $2 and $0 discount, respectively)	772	—
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	345	345
3.10%, senior notes, due 2051 (net of $15 and $16 unamortized issuance costs and $30 and $30 discount, respectively)	1,455	1,454
4.15%, senior notes, due 2052 (net of $10 and $11 unamortized issuance costs and $2 and $2 discount, respectively)	988	987
5.75%, senior notes, due 2054 (net of $6 and $0 unamortized issuance costs and $3 and $0 discount, respectively)	541	—
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $7 and $0 unamortized issuance costs, respectively)	493	—
Term Loan A, due 2027 (net of $2 and $0 unamortized issuance costs, respectively)	248	—
Finance leases and other	64	21
Total debt	8,352	6,213
Less: current portion	(509)	(9)
Long-term debt	$7,843	$6,204
The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2025	$509
2026	2
2027	252
2028	521
2029	850
Thereafter	6,331
Total	$8,465

Change of Tax Residency
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. Following consummation of the Transaction, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” Old Aptiv merged with and into Aptiv Swiss Holdings, a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings.
In connection with the Transaction, Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to each Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under each Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to each Credit Agreement in which New Aptiv guaranteed the obligations under each Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreements, the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreements (and will act as the “parent entity” thereunder) and the indentures.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiary Aptiv Corporation entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 24, 2026. Aptiv Global Financing Designated Activity Company (“AGF DAC,” formerly known as Aptiv Global Financing Limited), a wholly-owned subsidiary of Aptiv PLC, previously executed a joinder agreement to the Credit Agreement, which allows it to act as a borrower under the Credit Agreement, and a guaranty supplement, under which AGF DAC guarantees the obligations under the Credit Agreement, subject to certain exceptions. As a result of the reorganization transaction, Aptiv Swiss Holdings replaced Old Aptiv as an obligor under the Credit Agreement.
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
As of December 31, 2024, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.06%	0.06%	1.06%	0.06%

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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2024.
As of December 31, 2024, all obligations under the Credit Agreement were borrowed by Aptiv Corporation and jointly and severally guaranteed by AGF DAC, Aptiv PLC and Aptiv Swiss Holdings, subject to certain exceptions set forth in the Credit Agreement.
Previously, the Company also maintained a senior unsecured credit facility in the form of a term loan (the “Tranche A Term Loan”). On October 27, 2023, the Company fully repaid the outstanding principal balance of $301 million on the Tranche A Term Loan, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2023 within other income (expense), net in the consolidated statements of operations.
Bridge Credit Agreement
On August 1, 2024, Aptiv PLC and certain of its subsidiaries entered into a $2.5 billion senior unsecured bridge facility under a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs Lending Partners LLC, as syndication agent. The proceeds of the loans under the Bridge Credit Agreement were utilized to provide initial funding for a portion of the share repurchases under the accelerated share repurchase program, as further described in Note 15. Shareholders’ Equity and Net Income Per Share. Aptiv incurred approximately $17 million of issuance costs in connection with the Bridge Credit Agreement. The loans available under the Bridge Credit Agreement were fully drawn on August 1. The Bridge Credit Agreement was fully repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and proceeds from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as described below. As a result of the repayment of the Bridge Credit Agreement, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the year ended December 31, 2024, within other income (expense), net in the consolidated statements of operations.
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
On December 20, 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. As a result, Aptiv recognized a loss on debt extinguishment of approximately $3 million during the year ended December 31, 2024 within other income (expense), net in the consolidated statements of operations.

The Term Loan A matures on August 19, 2027. Borrowings under the Term Loan A Credit Agreement are prepayable at Aptiv’s option without premium or penalty. No principal payment is required until the outstanding principal amount is due in full on the maturity date. In the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A, utilizing cash on hand.
Loans under the Term Loan A Credit Agreement bear interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	December 31, 2024		December 31, 2023
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	1.25%	0.25%	N/A	N/A
The Term Loan Applicable Rate under the Term Loan A Credit Agreement may increase or decrease from time to time based on changes in the Company’s credit ratings. The interest rate is subject to fluctuation during the term of the Term Loan A Credit Agreement based on changes in the ABR, SOFR or changes in the Company’s corporate credit ratings.
The interest rate period with respect to SOFR interest rate options can be set at one-, three-, or six-months as selected by Aptiv in accordance with the terms of the Term Loan A Credit Agreement (or other period as may be agreed by the applicable lenders). Aptiv may elect to change the selected interest rate option in accordance with the provisions of the Term Loan A Credit Agreement. As of December 31, 2024, Aptiv selected the one-month SOFR interest rate option on the Term Loan A, and the rate effective as of December 31, 2024, as detailed in the table below, was based on the Company’s current credit rating and the Term Loan Applicable Rate for the Term Loan A Credit Agreement:

		Borrowings as of
	Term Loan	December 31, 2024	Rates effective as of
	Applicable Rate	(in millions)	December 31, 2024
Term Loan A	SOFR plus 1.25%	$250	5.72%
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
The Term Loan A Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Term Loan A Credit Agreement covenants as of December 31, 2024.
As of December 31, 2024, all obligations under the Term Loan A Credit Agreement were borrowed by AGF DAC and jointly and severally guaranteed by Aptiv PLC, Aptiv Corporation and Aptiv Swiss Holdings.
Senior Unsecured Notes
On March 10, 2015, Aptiv PLC issued €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2015 Euro-denominated Senior Notes were priced at 99.54% of par, resulting in a yield to maturity of 1.55%. The proceeds were primarily utilized to redeem $500 million of 6.125% senior unsecured notes due 2021, and to fund growth initiatives, such as acquisitions, and share repurchases. Aptiv incurred approximately $5 million of issuance costs in connection with the 2015 Euro-denominated Senior Notes. Interest is payable annually on March 10. The Company had designated the 2015 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries while outstanding. Refer to Note 17. Derivatives and Hedging Activities for further information. In December 2024, Aptiv redeemed for cash the entire €700 million in aggregate principal amount outstanding of the 2015 Euro-denominated Senior Notes, financed by the proceeds received from the issuance of €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”), as described below.
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-

denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 17. Derivatives and Hedging Activities for further information.
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
On February 18, 2022, Aptiv PLC and Aptiv Corporation together issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGF DAC. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%; the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%; and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon. The proceeds from the 2022 Senior Notes were utilized to fund a portion of the cash consideration payable in connection with the acquisition of Wind River. In September 2024, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2.396% Senior Notes, financed by the proceeds received from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as defined below. As a result of the redemption of the 2.396% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2024, within other income (expense), net in the consolidated statements of operations.
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
On June 11, 2024, Aptiv PLC and AGF DAC together issued €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2024 Euro-denominated Senior Notes were priced at 99.723% of par, resulting in a yield to maturity of 4.28%. The 2024 Euro-denominated Senior Notes are guaranteed by Aptiv Corporation. The proceeds were initially invested in short-term investments, which were subsequently utilized to redeem the 2015 Euro-denominated Senior Notes in December 2024. Aptiv incurred approximately $7 million of issuance costs in connection with the 2024 Euro-denominated Senior Notes. Interest is payable annually on June 11. The Company has designated the 2024 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries beginning in December 2024 upon redeeming the 2015 Euro-denominated Senior Notes. Refer to Note 17. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of December 31, 2024, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of December 31, 2024, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.50%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2024, Aptiv had $450 million outstanding under the European accounts receivable factoring facility. As of December 31, 2023, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2024 and 2023, approximately $64 million and $21 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $286 million, $275 million and $190 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of December 31, 2024 and 2023, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in millions)
Benefit obligation at beginning of year	$2	$3
Benefits paid	(1)	(1)
Benefit obligation at end of year	$1	$2
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Aptiv contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	$—	$—
Underfunded status	$(1)	$(2)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$(1)
Long-term liabilities	(1)	(1)
Total	$(1)	$(2)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$2	$3
Total	$2	$3

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in millions)
Benefit obligation at beginning of year	$746	$651
Service cost	18	16
Interest cost	39	39
Actuarial (gain) loss	(25)	38
Benefits paid	(50)	(41)
Exchange rate movements and other	(67)	43
Benefit obligation at end of year	$661	$746
Change in plan assets:
Fair value of plan assets at beginning of year	$341	$307
Actual return on plan assets	6	26
Aptiv contributions	31	32
Benefits paid	(50)	(41)
Exchange rate movements and other	(29)	17
Fair value of plan assets at end of year	$299	$341
Underfunded status	$(362)	$(405)
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$29	$28
Current liabilities	(19)	(18)
Long-term liabilities	(372)	(415)
Total	$(362)	$(405)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$25	$43
Total	$25	$43
The benefit obligations were impacted by actuarial gains of $25 million and actuarial losses $38 million during the years ended December 31, 2024 and 2023, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$1	$2	$465	$521
ABO	$1	$2	$417	$462
Fair value of plan assets at end of year	$—	$—	$77	$90
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$196	$225
ABO	$—	$—	$186	$214
Fair value of plan assets at end of year	$—	$—	$222	$251
	Total
PBO	$1	$2	$661	$746
ABO	$1	$2	$603	$676
Fair value of plan assets at end of year	$—	$—	$299	$341
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2024	2023	2022
	(in millions)
Amortization of actuarial losses	$1	$1	$1
Net periodic benefit cost	$1	$1	$1

	Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2022
	(in millions)
Service cost	$18	$16	$15
Interest cost	39	39	23
Expected return on plan assets	(17)	(15)	(17)
Settlement loss	2	2	—
Amortization of actuarial losses	1	1	8
Net periodic benefit cost	$43	$43	$29
Other postretirement benefit obligations were approximately $1 million at December 31, 2024 and 2023.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Weighted-average discount rate	4.90%	5.50%	6.23%	5.91%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.66%	2.93%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Weighted-average discount rate	5.50%	5.20%	1.90%	5.91%	5.95%	3.09%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.93%	2.82%	2.47%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.18%	4.98%	4.46%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2024 expense, Aptiv assumed a long-term expected asset rate of return of approximately 4.50% and 8.00% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2025 is determined at the 2024 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $15 million
25 bp increase in discount rate	Less than + $1 million	‘- $15 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2025	$—	$52
2026	$1	$46
2027	$—	$50
2028	$—	$53
2029	$—	$55
2030 – 2034	$—	$316
Aptiv anticipates making pension contributions and benefit payments of approximately $22 million in 2025.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $38 million, $42 million, and $39 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2024 and 2023, by asset category, are as follows:

	Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash, cash equivalents and repurchase agreements (1)	$(55)	$4	$(59)	$—
Time deposits	31	—	31	—
Equity mutual funds	20	—	20	—
Bond mutual funds	180	124	56	—
Real estate trust funds	19	—	—	19
Private debt funds	19	—	—	19
Insurance contracts	1	—	—	1
Debt securities	49	49	—	—
Equity securities	35	35	—	—
Total	$299	$212	$48	$39
(1)Level 2 includes repurchase agreements of $64 million within non-U.S. plans.

	Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash, cash equivalents and repurchase agreements (1)	$(11)	$3	$(14)	$—
Time deposits	36	—	36	—
Equity mutual funds	16	—	16	—
Bond mutual funds	142	—	142	—
Real estate trust funds	28	—	—	28
Private debt funds	24	—	—	24
Insurance contracts	3	—	—	3
Debt securities	64	64	—	—
Equity securities	39	39	—	—
Total	$341	$106	$180	$55
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Insurance Contracts	Private Lending Funds
	(in millions)
Beginning balance at January 1, 2023	$36	$2	$17
Actual return on plan assets:
Relating to assets still held at the reporting date	(7)	—	2
Purchases, sales and settlements	(3)	—	4
Foreign currency translation and other	2	1	1
Ending balance at December 31, 2023	$28	$3	$24
Actual return on plan assets:
Relating to assets still held at the reporting date	$(1)	$—	$(5)
Purchases, sales and settlements	(7)	—	—
Foreign currency translation and other	(1)	(2)	—
Ending balance at December 31, 2024	$19	$1	$19

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of December 31, 2024 and 2023, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2024, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
In connection with the change of tax residency described in Note 1. General, in December 2024, Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. Following consummation of the Transaction, Aptiv PLC became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.”
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
U.S. (loss) income	$(78)	$(162)	$24
Non-U.S. income	2,229	1,499	966
Income before income taxes and equity loss	$2,151	$1,337	$990

The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current income tax expense (benefit):
U.S. federal	$(25)	$25	$45
Non-U.S.	277	208	205
U.S. state and local	5	3	15
Total current	257	236	265
Deferred income tax expense (benefit), net:
U.S. federal	(67)	(62)	(43)
Non-U.S.	35	(2,091)	(90)
U.S. state and local	(2)	(11)	(11)
Total deferred	(34)	(2,164)	(144)
Total income tax provision (benefit)	$223	$(1,928)	$121
Cash paid or withheld for income taxes was $249 million, $307 million and $194 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For purposes of comparability and consistency, the Company uses the notional U.S. federal income tax rate when presenting the Company’s reconciliation of the income tax provision. The Company is a Swiss resident taxpayer as of December 31, 2024. Prior to December 2024, the Company was an Irish resident taxpayer. A reconciliation of the provision for income taxes compared with the amounts at the notional U.S. federal statutory rate was:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Notional U.S. federal income taxes at statutory rate	$452	$281	$208
Income taxed at other rates	(236)	(131)	(61)
Change in valuation allowance	(12)	1	(63)
Other change in tax reserves	16	(7)	10
Intercompany reorganizations	(27)	(2,082)	—
Withholding taxes	62	57	38
Tax credits	(32)	(19)	(19)
Change in tax law	—	(17)	—
Other adjustments	—	(11)	8
Total income tax expense (benefit)	$223	$(1,928)	$121
Effective tax rate	10%	(144)%	12%
The Company’s tax rate is affected by the fact that its parent entity was an Irish resident taxpayer and became a Swiss resident tax payer in December 2024, the tax rates in Ireland, Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and various incentives in Morocco, which totaled $27 million in 2024, $23 million in 2023 and $12 million in 2022, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2025 through 2044. The income tax benefits attributable to these tax holidays are approximately $5 million ($0.02 per share) in 2024, $7 million ($0.03 per share) in 2023 and $3 million (less than $0.01 per share) in 2022.
The effective tax rate in the year ended December 31, 2024 includes discrete tax benefits primarily associated with intercompany reorganizations. Also included as a discrete item in the effective tax rate for the year ended December 31, 2024 is the beneficial impact of approximately 4 points resulting from the Motional funding and ownership restructuring transactions, as described further in Note 5. Investments in Affiliates. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned.
The effective tax rate in the year ended December 31, 2023 was primarily impacted by the Company’s transfers of intellectual property, as described below.
The effective tax rate in the year ended December 31, 2022 was impacted by favorable changes in valuation allowances offset by changes in reserves and provision to return adjustments. The effective tax rate was also impacted by impairments and charges related to our exit from our former majority owned Russian subsidiary and other charges in Ukraine for which no tax benefit was recognized.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes, as described below, and will continue to closely monitor developments. Our effective tax rate for the year ended December 31, 2024 includes an unfavorable impact from the enacted Framework.
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

The measurement of certain deferred tax assets, as described above, and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts of approximately $365 million, net of valuation allowances (which are reflected in the amounts above), during the three months ended December 31, 2023, from the amounts disclosed as of September 30, 2023.
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

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Pension	$61	$73
Employee benefits	57	54
Net operating loss carryforwards	578	1,756
Warranty and other liabilities	72	85
Operating lease liabilities	109	126
Capitalized R&D	110	125
Tax credit carryforwards	1,605	1,597
Intangibles	1,634	1,773
Other	175	193
Total gross deferred tax assets	4,401	5,782
Less: valuation allowances	(1,704)	(3,032)
Total deferred tax assets (1)	$2,697	$2,750
Deferred tax liabilities:
Fixed assets	$27	$49
Tax on unremitted profits of certain foreign subsidiaries	82	74
Intangibles	496	550
Operating lease right-of-use assets	101	120
Total gross deferred tax liabilities	706	793
Net deferred tax assets	$1,991	$1,957
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
	(in millions)
Long-term assets	$2,281	$2,351
Long-term liabilities	(290)	(394)
Total deferred tax asset	$1,991	$1,957
The net deferred tax asset of $1,991 million as of December 31, 2024 is primarily comprised of deferred tax asset amounts in Switzerland, Mexico, Brazil and India, partially offset by deferred tax liabilities primarily in the U.S., Italy, Luxembourg and Ireland.

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2024, the Company has gross deferred tax assets of approximately $553 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $368 million. These NOLs are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOLs primarily relate to Luxembourg, Poland, Switzerland, Germany, the U.K. and France. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $1,605 million and $1,597 million of tax credit carryforwards with recorded valuation allowances of $1,267 million and $1,263 million at December 31, 2024 and 2023, respectively. The tax credits are primarily related to Switzerland and the U.S. These tax credit carryforwards expire at various times from 2025 through 2044.
OECD Pillar Two Framework Amendment
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and guidance. The Guidance eliminates the tax basis in certain deferred tax assets and tax credit carryforwards for purposes of global minimum tax established under the Framework. This Guidance may lead to an adjustment to the tax incentive granted to the Company’s Swiss subsidiary in 2023 under the terms of the incentive agreement and a reduction of deferred tax assets of up to approximately $300 million, net of valuation allowance. The Company is continuing to analyze the impacts of the Guidance and will recognize any resulting provisions in the first quarter of 2025.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2024.
Taxes of $82 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Honduras, Morocco and Germany. As of December 31, 2024, taxes have not been provided on approximately $624 million of temporary differences related to undistributed earnings in various subsidiaries as those earnings have been indefinitely invested. If, in the future, these earnings were to be repatriated to Switzerland, additional tax provisions would be required. It is not practicable to determine the unrecognized deferred tax liability on these temporary differences. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance at beginning of year	$222	$224	$224
Additions related to current year	3	4	12
Additions related to prior years	14	11	29
Reductions related to prior years	(9)	(12)	(33)
Reductions due to expirations of statute of limitations	(1)	(2)	(7)
Settlements	(2)	(3)	(1)
Balance at end of year	$227	$222	$224
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2024 and 2023, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $196 million and $185 million, respectively. For 2024 and 2023, respectively, $92 million and $74 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $31 million and $27 million at December 31, 2024 and 2023, respectively. Total interest and penalties recognized as part of income tax expense were an expense of $6 million, expense of $1 million, and benefit of $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Aptiv include China, Germany, Ireland, Mexico, South Korea, Switzerland, the U.K. and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Company’s unrecognized tax benefits. A reversal of approximately $10 million is reasonably possible in the next 12 months, due to the running of statutes of limitations in various taxing jurisdictions.
Pledged Assets
As of December 31, 2024 and 2023 we had pledged the assets of certain of our entities in Korea as collateral against approximately $18 million and $22 million of income taxes payable.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Change of Tax Residency
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” Old Aptiv merged with and into Aptiv Swiss Holdings, a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-converted methods. Prior to the conversion of the MCPS into ordinary shares in June 2023, the if-converted method was used to determine if the impact of the conversion of the MCPS into ordinary shares was more dilutive than the MCPS dividends to net income per share. If so, the MCPS were assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares were included in the denominator and the MCPS dividends were added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the year ended December 31, 2023, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For the year ended December 31, 2022, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.37 million ordinary shares underlying the MCPS were excluded from the diluted net income per share calculation. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$1,787	$2,909	$531
Numerator, diluted:
Net income attributable to Aptiv	$1,787	$2,938	$594
MCPS dividends (1)	—	—	(63)
Numerator, diluted	$1,787	$2,938	$531
Denominator:
Weighted average ordinary shares outstanding, basic	256.38	276.92	270.90
Dilutive shares related to RSUs	0.28	0.17	0.28
Weighted average MCPS converted shares (1)	—	5.79	—
Weighted average ordinary shares outstanding, including dilutive shares	256.66	282.88	271.18

Net income per share attributable to ordinary shareholders:
Basic	$6.97	$10.50	$1.96
Diluted	$6.96	$10.39	$1.96
(1)For purposes of calculating net income per share under the if-converted method, the Company has excluded the impact of the MCPS dividends for the year ended December 31, 2023, as the assumed conversion of the MCPS into ordinary shares on a weighted average basis was more dilutive to net income per share than the impact of the MCPS dividends. The Company has included the impact of the MCPS dividends for the year ended December 31, 2022, as the impact was more dilutive to net income per share than the impact of assuming the conversion of the MCPS into ordinary shares on a weighted average basis.
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
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, as described below, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of December 31, 2024. In January 2025, a portion of the ASR Agreements were settled, and Aptiv received approximately 5.6 million ordinary shares, which were retired immediately. The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 11. Debt.
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
A summary of the ordinary shares repurchased during the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Total number of shares repurchased	44,431,332	4,701,558
Average price paid per share	$75.40	$84.59
Total (in millions)	$3,350	$398
There were no shares repurchased during the year ended December 31, 2022. As of December 31, 2024, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
During the year ended December 31, 2023, the Board of Directors declared and paid quarterly cash dividends of approximately $1.375 per MCPS for a total of $32 million during the year.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(761)	$(790)	$(588)
Aggregate adjustment for the year (1)	(275)	29	(202)
Balance at end of year	(1,036)	(761)	(790)

Gains (losses) on derivatives:
Balance at beginning of year	$140	$7	$(17)
Other comprehensive income (loss) before reclassifications (net tax effect of $19, $(1) and $10 )	(124)	253	37
Reclassification to income (net tax effect of $1, $(7) and $1)	(137)	(120)	(13)
Balance at end of year	(121)	140	7

Pension and postretirement plans:
Balance at beginning of year	$(24)	$(8)	$(67)
Other comprehensive income (loss) before reclassifications (net tax effect of $(5), $10 and $(26))	8	(19)	51
Reclassification to income (net tax effect of $(1), $(1) and $(2))	3	3	8
Balance at end of year	(13)	(24)	(8)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	$—	$—	$—
Other comprehensive income before reclassifications (nil net tax effect for all periods presented) (2)	(4)	—	—
Balance at end of period	(4)	—	—

Accumulated other comprehensive loss, end of year	$(1,174)	$(645)	$(791)
(1)Includes $77 million of gains, $39 million of losses and $74 million of gains for the years ended December 31, 2024, 2023 and 2022, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment losses reclassified to net income as a result of the liquidation of a foreign subsidiary for the year ended December 31, 2022.
(2)Represents change in fair value for the Company’s investments in StradVision and Maxieye, both of which are foreign currency-denominated investments. Refer to Note 18. Fair Value of Financial Instruments for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2024	2023	2022
	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$—	$—	$(6)	Other income (expense), net
	—	—	(6)	Income before income taxes
	—	—	—	Income tax (expense) benefit
	—	—	(6)	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$—	$—	$(6)	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$16	$(28)	$(5)	Cost of sales
Foreign currency derivatives	122	141	19	Cost of sales
	138	113	14	Income before income taxes
	(1)	7	(1)	Income tax (expense) benefit
	137	120	13	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$137	$120	$13	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(2)	$(2)	$(10)	Other income (expense), net (2)
Settlement loss	(2)	(2)	—	Other income (expense), net (2)
	(4)	(4)	(10)	Income before income taxes
	1	1	2	Income tax (expense) benefit
	(3)	(3)	(8)	Net income
	—	—	—	Net income (loss) attributable to noncontrolling interest
	$(3)	$(3)	$(8)	Net income attributable to Aptiv

Total reclassifications for the year	$134	$117	$(1)
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
As of December 31, 2024, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	101,754	pounds	$410

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	35,127	MXN	$1,700
Chinese Yuan Renminbi	2,737	RMB	$375
Polish Zloty	915	PLN	$225
Hungarian Forint	25,837	HUF	$65
British Pound	21	GBP	$25
As of December 31, 2024, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2026.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of December 31, 2024 were $123 million (approximately $100 million, net of tax). Of this total, approximately $73 million of losses are expected to be included in cost of sales within the next 12 months and approximately $50 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain RMB-denominated subsidiaries. During the years ended December 31, 2024, 2023 and 2022, the Company paid $2 million, and received $6 million and $7 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In September 2024, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in March 2025. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.

The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries, and had designated the €700 million 2015 Euro-denominated Senior Notes prior to being redeemed in December 2024, as more fully described in Note 11. Debt. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2024 and 2023, $77 million of gains and $39 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $75 million as of December 31, 2024 and losses of $2 million as of December 31, 2023.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2024 and 2023 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2024	Balance Sheet Location	December 31, 2024	December 31, 2024
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$5
Foreign currency derivatives*	Other current assets	10	Other current assets	3	$7
Foreign currency derivatives*	Accrued liabilities	10	Accrued liabilities	80	(70)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term liabilities	3	Other long-term liabilities	35	(32)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	5	Accrued liabilities	—
Total derivatives designated as hedges		$34		$130

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$1		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2023	Balance Sheet Location	December 31, 2023	December 31, 2023
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$1	Accrued liabilities	$4
Foreign currency derivatives*	Other current assets	133	Other current assets	—	$133
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	22	Other long-term assets	1	21
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	2
Total derivatives designated as hedges		$158		$8

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$4	Other current assets	$—	4
Total derivatives not designated as hedges		$4		$—
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net liability position as of December 31, 2024 and a net asset position as of December 31, 2023.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022 are as follows:

Year Ended December 31, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$11	$16
Foreign currency derivatives	(160)	122
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(143)	$138

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)

Year Ended December 31, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$5	$(28)
Foreign currency derivatives	244	141
Derivatives designated as net investment hedges:
Foreign currency derivatives	5	—
Total	$254	$113

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Year Ended December 31, 2022	(Loss) Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$(70)	$(5)
Foreign currency derivatives	90	19
Derivatives designated as net investment hedges:
Foreign currency derivatives	7	—
Total	$27	$14

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(8)
Total	$(8)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income (expense), net in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

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
As of December 31, 2024 and 2023, Aptiv was in a net derivative liability position of $96 million and a net derivative asset position of $154 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
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
There was no liability for contingent consideration as of December 31, 2024 and 2023. During the year ended December 31, 2023, the Company paid $10 million of contingent consideration based on the actual level of earnings of the acquired business during the contractual earn-out period, reducing the contingent consideration liability to zero as of December 31, 2023. This payment was recorded as a cash outflow from financing activities in the consolidated statements of cash flows in accordance with ASC Topic 230-10-45, as the full amount of the payment represented the acquisition date fair value of the contingent consideration liability.

Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statements of operations.
Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 5. Investments in Affiliates, the Company owns investments in Maxieye and StradVision, which are classified as available-for-sale debt securities due to the Company’s redemption rights. The balance of these investments totaled $161 million as of December 31, 2024 and is included within other long-term assets in the consolidated balance sheet. The fair value measurements of these investments are based on significant inputs that are not observable in the market, and are therefore classified as a Level 3 measurement.
The below table summarizes the cost, cumulative unrealized gains, cumulative unrealized losses and estimated fair value of Aptiv’s debt securities as of December 31, 2024:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of December 31, 2024
Available-for-sale debt securities	$165	$8	$(12)	$161
Total debt securities	$165	$8	$(12)	$161

The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the year ended December 31, 2024 is as follows:

December 31, 2024
(in millions)
Fair value at beginning of period	$—
Additions	165
Measurement adjustments	(4)
Fair value at end of period	$161
There were no impairment charges related to these investments during the year ended December 31, 2024.
As of December 31, 2024 and 2023, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2024
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	13	—	13	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	161	—	—	161
Total	$191	$11	$19	$161
As of December 31, 2023
Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	158	—	158	—
Publicly traded equity securities	14	14	—	—
Total	$175	$14	$161	$—

As of December 31, 2024 and 2023, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2024
Commodity derivatives	$12	$—	$12	$—
Foreign currency derivatives	103	—	103	—
Total	$115	$—	$115	$—
As of December 31, 2023
Commodity derivatives	$5	$—	$5	$—
Foreign currency derivatives	2	—	2	—
Total	$7	$—	$7	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2024 and 2023, total debt was recorded at $8,352 million and $6,213 million, respectively, and had estimated fair values of $7,125 million and $5,255 million, respectively. For all other financial instruments recorded as of December 31, 2024 and 2023, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2024, Aptiv recorded non-cash long-lived asset impairment charges of $14 million within cost of sales related to operating lease right-of-use assets that will no longer be in use during the remaining lease terms and $8 million within cost of sales related to the declines in the fair value of certain fixed assets in connection with planned site exits. In addition, Aptiv recorded a non-cash long-lived asset impairment charge of $36 million within net gain on equity method transactions related to its equity method investment in TTTech Auto, as further discussed in Note 5. Investments in Affiliates.
During the year ended December 31, 2023, Aptiv recorded non-cash long-lived asset impairment charges of $11 million within cost of sales primarily related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, $7 million within cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets, and additional non-cash asset impairment charges of $18 million within other income (expense), net related to its equity investments without readily determinable fair value.
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
Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy. The fair value of the Company’s investment in TTTech Auto was determined based on the contractual sales price pursuant to the executed purchase and sale agreement, as further discussed in Note 5. Investments in Affiliates. As such, Aptiv has determined that the fair value measurement of TTTech Auto falls in Level 2 of the fair value hierarchy.

19. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Interest income	$87	$111	$86
Loss on extinguishment of debt (Note 11)	(15)	(1)	—
Components of net periodic benefit cost other than service cost	(26)	(28)	(15)
Costs associated with acquisitions and other transactions	—	(4)	(61)
Impairment of equity investments without readily determinable fair value (Note 5)	—	(18)	—
Loss on change in fair value of publicly traded equity securities	(3)	(6)	(52)
Other, net	(2)	9	(12)
Other income (expense), net	$41	$63	$(54)
During the years ended December 31, 2024, 2023 and 2022, Aptiv recognized net unrealized losses of $3 million, $6 million and $49 million, respectively, for publicly traded equity securities still held as of December 31, 2024.
As further discussed in Note 11. Debt, during the year ended December 31, 2024, Aptiv repaid $350 million on the Term Loan A, redeemed the entire $700 million in aggregate principal amount outstanding of 2.396% senior unsecured notes due 2025 and repaid the Bridge Credit Agreement, resulting in losses on debt extinguishment totaling approximately $15 million.
As further described in Note 5. Investments in Affiliates, during the year ended December 31, 2023, Aptiv recorded an impairment loss of $18 million in its equity investments without readily determinable fair values.
As further discussed in Note 20. Acquisitions and Divestitures, Aptiv incurred approximately $43 million and $10 million in transaction costs related to the acquisitions of Wind River and Intercable Automotive, respectively, during the year ended December 31, 2022.

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
Acquisition of Wind River Systems, Inc.
On December 23, 2022, Aptiv acquired 100% of the equity interests of Wind River Systems, Inc. (“Wind River”), a global leader in delivering software for the intelligent edge, for total consideration of approximately $3.5 billion. The results of operations of Wind River are reported within the Advanced Safety and User Experience segment from the date of acquisition. The Company acquired Wind River utilizing cash on hand, which included proceeds from the 2022 Senior Notes. Refer to Note 11. Debt for additional information regarding the 2022 Senior Notes. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $43 million, which were recorded within other income (expense), net in the consolidated statements of operations in the fourth quarter of 2022.
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

Acquisition of Controlling Interest in Intercable Automotive Solutions S.r.l.
On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million. Intercable Automotive was formerly a subsidiary of Intercable S.r.l. The results of operations of Intercable Automotive are reported within the Signal and Power Solutions segment from the date of acquisition. The Company acquired its interest in Intercable Automotive utilizing cash on hand. Upon completion of the acquisition, Aptiv incurred transaction related expenses totaling approximately $10 million, which were recorded within other income (expense), net in the consolidated statements of operations in the fourth quarter of 2022.
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

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”), allowed for the grant of awards of up to 25,665,448 ordinary shares for long-term compensation. The PLC LTIP was designed to align the interests of management and shareholders. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in order to align management compensation with Aptiv’s overall business strategy. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. When applicable, dividend equivalents are paid out in ordinary shares upon vesting of the underlying RSUs.
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
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. In connection with the Transaction, New Aptiv assumed Old Aptiv’s PLC LTIP and 2024 LTIP.
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
(2)Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for the specified trading days in December of the performance period to the average closing price per share of the Company’s ordinary shares for the specified trading days in December of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.
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
The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
Q1 2022	354,600	$46	140,409	325,283	$42	136,143

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2022	1,344	$131.40
Granted	939	$122.73
Vested	(713)	$109.36
Forfeited	(323)	$134.75
Nonvested, December 31, 2022	1,247	$136.61
Granted	1,545	$117.09
Vested	(549)	$135.17
Forfeited	(247)	$119.13
Nonvested, December 31, 2023	1,996	$124.06
Granted	1,972	$77.95
Vested	(714)	$123.39
Forfeited	(484)	$114.99
Nonvested, December 31, 2024	2,770	$92.98
As of December 31, 2024, there were approximately 138,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $139.99, that were vested but not yet distributed.
Aptiv recognized share-based compensation expense of $112 million ($96 million, net of tax), $107 million ($90 million, net of tax) and $86 million ($85 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2024, 2023 and 2022, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2024, unrecognized compensation expense on a pre-tax basis of approximately $172 million is anticipated to be recognized over a weighted average period of approximately two years. For the years ended December 31, 2024, 2023 and 2022, respectively, approximately $23 million, $33 million and $36 million of cash was paid and reflected as a financing activity in the consolidated statements of cash flows related to the tax withholding for vested RSUs.
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

A summary of the status of the Company’s non-vested Subsidiary Awards is provided below:

	Subsidiary Award Stock Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	—	$—
Granted	8,102	$3.66
Vested	(2,305)	$3.69
Forfeited	(731)	$3.69
Nonvested, December 31, 2023	5,066	$3.65
Granted	1,780	$3.19
Vested	(1,898)	$3.65
Forfeited	(1,535)	$3.66
Nonvested, December 31, 2024	3,413	$3.41
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected volatility (1)	35.16%	42.99%
Expected term	3.5 years	3.5 years
Expected dividends	$—	$—
Risk-free interest rate	4.05%	4.41%
(1)Expected volatility was primarily based on the historical volatility of a group of comparable publicly traded entities as determined by the Company.
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $8 million during each of the years ended December 31, 2024 and 2023. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of December 31, 2024, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $11 million is anticipated to be recognized over a period of approximately two years.

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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Aptiv’s chief operating decision maker (“CODM”), who is the Company’s chairman and chief executive officer, regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to, the segments.
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

Aptiv’s management, including the CODM, utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Aptiv’s operating segments. The CODM regularly evaluates budget-to-actual and period-over-period variances for this metric when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted Operating Income in evaluating the operating performance of each segment and as part of determining the compensation of the segment managers and certain other employees.
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
Included below are sales, significant expenses and operating data for Aptiv’s segments for the years ended December 31, 2024, 2023 and 2022, as well as balance sheet data as of December 31, 2024 and 2023.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2024:
Sales from external customers	$13,928	$5,785	$—	$19,713
Intersegment revenues	55	6	(61)	—
Net sales	$13,983	$5,791	$(61)	$19,713
Cost of sales	(11,372)	(4,691)	61	(16,002)
Selling, general and administrative	(1,020)	(445)	—	(1,465)
Other segment items (2)	61	59	—	120
Segment adjusted operating income	$1,652	$714	$—	$2,366
Depreciation and amortization	$664	$300	$—	$964
Net gain on equity method transactions	$—	$605	$—	$605
Equity income (loss), net of tax	$22	$(140)	$—	$(118)
Net income attributable to noncontrolling interest	$24	$—	$—	$24
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$580	$201	$49	$830

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2023:
Sales from external customers	$14,356	$5,695	$—	$20,051
Intersegment revenues	48	—	(48)	—
Net sales	$14,404	$5,695	$(48)	$20,051
Cost of sales	(11,817)	(4,843)	48	(16,612)
Selling, general and administrative	(986)	(450)	—	(1,436)
Other segment items (2)	75	49	—	124
Segment adjusted operating income	$1,676	$451	$—	$2,127
Depreciation and amortization	$638	$274	$—	$912
Equity income (loss), net of tax	$13	$(312)	$—	$(299)
Net income attributable to noncontrolling interest	$28	$—	$—	$28
Capital expenditures	$639	$207	$60	$906

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2022:
Sales from external customers	$12,904	$4,585	$—	$17,489
Intersegment revenues	39	2	(41)	—
Net sales	$12,943	$4,587	$(41)	$17,489
Cost of sales	(10,714)	(4,181)	41	(14,854)
Selling, general and administrative	(865)	(273)	—	(1,138)
Other segment items (2)	77	11	—	88
Segment adjusted operating income	$1,441	$144	$—	$1,585
Depreciation and amortization	$584	$178	$—	$762
Equity income (loss), net of tax	$20	$(299)	$—	$(279)
Net loss attributable to noncontrolling interest	$(3)	$—	$—	$(3)
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$573	$196	$75	$844
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Other segment items represent costs that are not included in Adjusted operating income, such as portfolio project costs, asset impairments and compensation expense related to acquisitions, as described above in the definition of Adjusted operating income.

The reconciliations of Segment Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2024:
Segment adjusted operating income	$1,652	$714	$2,366
Amortization	(122)	(89)	(211)
Restructuring	(140)	(53)	(193)
Other acquisition and portfolio project costs	(53)	(27)	(80)
Asset impairments	(8)	(14)	(22)
Compensation expense related to acquisitions	—	(18)	(18)
Operating income			1,842
Interest expense			(337)
Other income, net			41
Net gain on equity method transactions			605
Income before income taxes and equity loss			2,151
Income tax expense			(223)
Equity loss, net of tax			(118)
Net income			1,810
Net income attributable to noncontrolling interest			24
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$1,787

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2023:
Segment adjusted operating income	$1,676	$451	$2,127
Amortization	(140)	(93)	(233)
Restructuring	(82)	(129)	(211)
Other acquisition and portfolio project costs	(60)	(20)	(80)
Asset impairments	(15)	(3)	(18)
Compensation expense related to acquisitions	—	(26)	(26)
Operating income			1,559
Interest expense			(285)
Other income, net			63
Income before income taxes and equity loss			1,337
Income tax benefit			1,928
Equity loss, net of tax			(299)
Net income			2,966
Net income attributable to noncontrolling interest			28
Net income attributable to Aptiv			$2,938

	Signal and Power Solutions	Advanced Safety and User Experience	Total
	(in millions)
For the Year Ended December 31, 2022:
Segment adjusted operating income	$1,441	$144	$1,585
Amortization	(139)	(10)	(149)
Restructuring	(30)	(55)	(85)
Other acquisition and portfolio project costs	(15)	(11)	(26)
Asset impairments	(8)	—	(8)
Other charges related to Ukraine/Russia conflict (1)	(54)	—	(54)
Operating income			1,263
Interest expense			(219)
Other expense, net			(54)
Income before income taxes and equity loss			990
Income tax expense			(121)
Equity loss, net of tax			(279)
Net income			590
Net loss attributable to noncontrolling interest			(3)
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$594
(1)Primarily consists of charges related to the designation of our former majority owned Russian subsidiary as held for sale as of December 31, 2022. Refer to Note 20. Acquisitions and Divestitures for further information.

	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2024:
Investment in affiliates	$132	$1,301	$—	$1,433
Goodwill	$2,698	$2,326	$—	$5,024
Total segment assets	$14,535	$9,585	$(662)	$23,458
Balance as of December 31, 2023:
Investment in affiliates	$148	$1,295	$—	$1,443
Goodwill	$2,825	$2,326	$—	$5,151
Total segment assets	$14,930	$9,418	$79	$24,427
(1)Eliminations and Other includes corporate assets and the elimination of inter-segment transactions.

Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2024, 2023 and 2022. Long-lived assets is as of December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$6,934	$1,167	$7,021	$1,204	$6,292	$1,136
Other North America	207	375	174	378	159	291
Europe, Middle East & Africa (3)	6,489	1,538	6,738	1,576	5,372	1,429
Asia Pacific (4)	5,722	1,060	5,697	1,104	5,274	1,031
South America	361	53	421	63	392	59
Total	$19,713	$4,193	$20,051	$4,325	$17,489	$3,946
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey. The Company had no sales or long-lived assets in Jersey in any period. The largest portion of net sales in the Europe, Middle East & Africa region was $1,632 million, $1,701 million and $1,485 million in Germany for the years ended December 31, 2024, 2023 and 2022, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

23. FOURTH QUARTER DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited results of operations for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
	2024	2023
	(in millions, except per share amounts)
Net sales	$4,907	$4,919
Cost of sales	3,945	3,997
Gross margin	$962	$922
Operating income (1)	$479	$355
Net income (2)	$275	$919
Net income attributable to Aptiv	$268	$905
Net income attributable to ordinary shareholders	$268	$905
Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$1.14	$3.22
Weighted average number of basic shares outstanding	235.04	280.95
Diluted net income per share:
Diluted net income per share attributable to ordinary shareholders	$1.14	$3.22
Weighted average number of diluted shares outstanding	235.46	281.21
(1)In the fourth quarter of 2024, Aptiv recorded restructuring charges totaling $68 million, of which $25 million was recognized for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization. In the fourth quarter of 2023, Aptiv recorded restructuring charges totaling $130 million, of which $68 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization. Refer to Note 10. Restructuring for additional information.
(2)In the fourth quarter of 2024, Aptiv recorded a non-cash long-lived asset impairment charge of approximately $36 million related to its equity method investment in TTTech Auto, as further discussed in Note 5. Investments in Affiliates. In the fourth quarter of 2023, Aptiv recorded an income tax benefit of approximately $725 million related to changes to its corporate entity structure, including intercompany transfers of intellectual property and other related transactions. Refer to Note 14. Income Taxes for additional information.

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

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the years ended December 31, 2024, 2023 and 2022. Information concerning geographic market reflects the manufacturing location.
Revenue by geographic market for the years ended December 31, 2024, 2023 and 2022 is as follows:

For the Year Ended December 31, 2024:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,106	$2,050	$(15)	$7,141
Europe, Middle East and Africa	3,849	2,655	(15)	6,489
Asia Pacific	4,667	1,086	(31)	5,722
South America	361	—	—	361
Total net sales	$13,983	$5,791	$(61)	$19,713

For the Year Ended December 31, 2023:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,343	$1,860	$(8)	$7,195
Europe, Middle East and Africa	4,040	2,713	(15)	6,738
Asia Pacific	4,600	1,122	(25)	5,697
South America	421	—	—	421
Total net sales	$14,404	$5,695	$(48)	$20,051

For the Year Ended December 31, 2022:	Signal and Power Solutions	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$5,026	$1,435	$(10)	$6,451
Europe, Middle East and Africa	3,289	2,094	(11)	5,372
Asia Pacific	4,236	1,058	(20)	5,274
South America	392	—	—	392
Total net sales	$12,943	$4,587	$(41)	$17,489

Revenue by core product line for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Electrical Distribution Systems	$8,247	$8,719	$7,628
Engineered Components Group	6,401	6,440	5,997
Eliminations	(665)	(755)	(682)
Signal and Power Solutions	13,983	14,404	12,943

Active Safety	2,932	2,522	1,961
Smart Vehicle Compute and Software	506	506	70
User Experience and Other	2,412	2,723	2,557
Eliminations	(59)	(56)	(1)
Advanced Safety and User Experience	5,791	5,695	4,587

Eliminations	(61)	(48)	(41)

Total net sales	$19,713	$20,051	$17,489
Contract Balances
Contract liabilities solely consist of deferred revenue. As of December 31, 2024 and 2023, the balance of contract liabilities was $124 million (of which $111 million was recorded in other current liabilities and $13 million was recorded in other long-term liabilities) and $109 million (of which $93 million was recorded in other current liabilities and $16 million was recorded in other long-term liabilities), respectively. The increase in the contract liabilities balance was primarily driven by cash payments received or due in advance of the performance obligation being satisfied, partially offset by $95 million of revenues recognized during the year ended December 31, 2024 that were included in the contract liability balance as of December 31, 2023.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of December 31, 2024 and 2023, the balance of contract assets was $130 million (of which $65 million was recorded in other current assets and $65 million was recorded in other long-term assets) and $122 million (of which $55 million was recorded in other current assets and $67 million was recorded in other long-term assets), respectively.
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of December 31, 2024 was approximately $194 million. The Company expects to recognize approximately 70% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2024 and 2023, Aptiv has recorded $53 million (of which $10 million was classified within other current assets and $43 million was classified within other long-term assets) and $61 million (of which $12 million was classified within other current assets and $49 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $17 million, $27 million and $28 million for the years ended December 31, 2024, 2023 and 2022, respectively.

25. LEASES
Lease Portfolio
The Company has operating and finance leases for real estate, office equipment, automobiles, forklifts and certain other equipment. The Company's leases have remaining lease terms of one year to 25 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year. Certain of our lease agreements include rental payments which are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is not a quoted rate and is primarily derived by applying a spread over U.S. Treasury rates with a similar duration to the Company’s lease payments. The spread utilized is based on the Company’s credit rating and the impact of full collateralization.
Related Party Lease Agreement
Aptiv subleases certain office space to Motional, our autonomous driving joint venture, which has a remaining lease term of approximately four years as of December 31, 2024. Total income under the agreement was $3 million, $4 million and $4 million during the years ended December 31, 2024, 2023 and 2022, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statements of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4	$5	$4
Interest on lease liabilities	1	1	1
Total finance lease cost	5	6	5
Operating lease cost	150	142	122
Short-term lease cost	9	17	14
Variable lease cost	22	3	1
Sublease income (1)	(3)	(5)	(5)
Total lease cost	$183	$163	$137
(1)Sublease income excludes rental income from owned properties of $9 million, $8 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other income, net.

For the year ended December 31, 2024, the Company recorded impairment charges of $14 million related to operating lease right-of-use assets that will no longer be in use during the remaining lease terms, which was recorded within cost of sales in the consolidated statements of operations. For the year ended December 31, 2023, the Company recorded an impairment charge of $10 million related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, which was recorded within cost of sales in the consolidated statements of operations.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1	$1	$1
Operating cash flows for operating leases	$143	$134	$116
Financing cash flows for finance leases	$5	$5	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$54	$94	$102
Finance leases	$2	$1	$3
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$495	$540
Accrued liabilities (Note 8)	$124	$121
Long-term operating lease liabilities	412	453
Total operating lease liabilities	$536	$574

Finance leases:
Property and equipment	$25	$38
Less: accumulated depreciation	(18)	(24)
Total property, net	$7	$14
Short-term debt (Note 11)	$4	$5
Long-term debt (Note 11)	5	9
Total finance lease liabilities	$9	$14

Weighted average remaining lease term:
Operating leases	6 years	6 years
Finance leases	3 years	3 years

Weighted average discount rate:
Operating leases	4.50%	4.00%
Finance leases	4.50%	4.75%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2024
2025	$144	$4
2026	125	2
2027	102	2
2028	74	1
2029	44	—
Thereafter	116	—
Total lease payments	605	9
Less: imputed interest	(69)	—
Total	$536	$9
As of December 31, 2024, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $70 million. These operating leases are anticipated to commence primarily in 2025 with lease terms of five to ten years.

26. SUBSEQUENT EVENTS
Planned Spin-off of Electrical Distribution Systems Business
On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders. The Company plans to complete the separation by March 31, 2026, subject to customary closing conditions.
Realignment of Operating Segments
In connection with the planned spin-off of the Company’s Electrical Distribution Systems business, in the first quarter of 2025 Aptiv is realigning its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. The changes to Aptiv’s segment reporting will be reflected in Aptiv’s financial statements commencing with the first Quarterly Report on Form 10-Q of 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Benjamin Lyon Senior Vice President and Chief Technology Officer	Adoption	12/5/2024	3/21/2025	Sale of up to 14,568 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the fourth quarter of 2024, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
The Company has adopted a code of ethics, the Code of Conduct, which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. The Code of Conduct is posted on the Company’s website (aptiv.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.
The Company’s Corporate Governance Guidelines and charters for each Committee of its Board of Directors are also available on the Company’s website. The Code of Conduct, Corporate Governance Guidelines and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, Aptiv PLC, Spitalstrasse 5, 8200 Schaffhausen, Switzerland.
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
Information as of December 31, 2024 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2024:
Allowance for doubtful accounts	$52	$11	$(24)	$(2)	$37
Tax valuation allowance (a)	$3,032	$70	$(1,382)	$(16)	$1,704
December 31, 2023:
Allowance for doubtful accounts	$52	$12	$(12)	$—	$52
Tax valuation allowance (a)	$756	$2,264	$(2)	$14	$3,032
December 31, 2022:
Allowance for doubtful accounts	$37	$27	$(12)	$—	$52
Tax valuation allowance (a)	$766	$57	$(83)	$16	$756
(a)Additions Charged to Costs and Expenses and Deductions are partially related to changes in taxable losses during the year with no impact on the effective tax rate.
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits: (including those incorporated by reference)

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Memorandum and Articles of Association of Aptiv PLC	8-K	3.1	December 18, 2024
4.1	Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.1	March 10, 2015
4.2	First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	March 10, 2015
4.3	Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	November 19, 2015
4.4	Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 15, 2016
4.5	Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 20, 2016
4.6	Fifth Supplemental Indenture, dated as of March 14, 2019, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	March 14, 2019
4.7	Sixth Supplemental Indenture, dated as of November 23, 2021, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	November 23, 2021
4.8	Seventh Supplemental Indenture, dated as of December 27, 2021, among Aptiv PLC, Aptiv Global Financing Limited, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	10-K	4.8	February 8, 2023
4.9	Eighth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	February 18, 2022
4.10	Ninth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.3	February 18, 2022
4.11	Tenth Supplemental Indenture, dated as of June 11, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	June 11, 2024
4.12	Eleventh Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.3	September 13, 2024
4.13	Twelfth Supplemental Indenture, dated as of December 17, 2024, among Aptiv Irish Holdings Limited (formerly known as Aptiv PLC), as issuer, Aptiv Corporation, Aptiv Global Financing Designated Activity Company, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as the Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.1	December 18, 2024

4.14		Thirteenth Supplemental Indenture, dated as of December 19, 2024, among Aptiv Swiss Holdings Limited, as successor issuer, Aptiv Corporation, Aptiv Global Financing Designated Activity Company, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as the Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.1	December 19, 2024
4.15		Subordinated Notes Indenture, dated as of September 13, 2024, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 13, 2024
4.16		First Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.4	September 13, 2024
4.17		Second Supplemental Indenture, dates as of December 17, 2024, among Aptiv Irish Holdings Limited (formerly known as Aptiv PLC), as issuer, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.2	December 18, 2024
4.18		Third Supplemental Indenture, dates as of December 19, 2024, among Aptiv Swiss Holdings Limited, as successor issuer, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.2	December 19, 2024
4.19	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1		Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	1.1	June 25, 2021
10.2		Amendment No. 1, dated as of April 19, 2023, to the Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	10-Q	10.1	May 4, 2023
10.3	+	Aptiv PLC Executive Severance Plan, effective February 1, 2017	10-K	10.2	February 6, 2017
10.4	+	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017	10-K	10.3	February 6, 2017
10.5	+	Aptiv Corporation Supplemental Executive Retirement Program	S-1	10.13	June 30, 2011
10.6	+	Aptiv Corporation Salaried Retirement Equalization Savings Program	S-1	10.14	June 30, 2011
10.7	+	Offer letter for Kevin P. Clark, dated June 10, 2010	S-1	10.22	June 30, 2011
10.8	+	Offer letter for Joseph R. Massaro, dated September 13, 2013	10-Q	10.1	August 3, 2016
10.9	+	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2023	10-Q	10.1	August 3, 2023
10.10	+	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark	10-Q	10.2	November 1, 2012
10.11	+	Aptiv PLC Long-Term Incentive Plan, as amended and restated	DEF 14A	Appendix B	March 9, 2015
10.12	+	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)	10-Q	10.1	August 5, 2021
10.13	+	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022	10-Q	10.1	May 5, 2022
10.14	+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022	10-Q	10.2	May 5, 2022
10.15	+	Aptiv PLC 2024 Long-Term Incentive Plan	DEF 14A	Appendix B	March 11, 2024
10.16		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and Goldman Sachs International	8-K	10.1	August 2, 2024
10.17		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and JPMorgan Chase Bank, N.A.	8-K	10.2	August 2, 2024

10.18		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated December 17, 2024 by and between New Aptiv and Goldman Sachs International	8-K	10.1	December 18, 2024
10.19		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated December 17, 2024 by and between New Aptiv and JPMorgan Chase Bank, N.A.	8-K	10.2	December 18, 2024
10.20		Term Credit Agreement dated August 19, 2024, by and among Aptiv PLC and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	August 20, 2024
10.21	+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024	10-Q	10.4	October 31, 2024
10.22	+	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024	10-Q	10.5	October 31, 2024
10.23	+	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2024	10-Q	10.6	October 31, 2024
10.24	+	Offer letter for Katherine H. Ramundo, dated December 12, 2020	10-Q	10.4	May 5, 2022
10.25	+	Offer letter for Benjamin Lyon, dated November 21, 2022	10-Q	10.2	May 4, 2023
10.26	+	Offer letter for Obed D. Louissaint, dated October 20, 2022	10-Q	10.2	May 2, 2024
19	*	Insider Trading Policies and Procedures
21.1	*	Subsidiaries of the Registrant
22	*	List of Guarantor Subsidiaries
23.1	*	Consent of Ernst & Young LLP
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97	February 6, 2024
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
# Filed electronically with the Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTIV PLC

/s/ Varun Laroyia
By: Varun Laroyia
Executive Vice President and Chief Financial Officer
Dated: February 7, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 7, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	Chairman and Chief Executive Officer (Principal Executive Officer)
Kevin P. Clark

/s/ Varun Laroyia	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Varun Laroyia

/s/ Allan J. Brazier	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Joseph L. Hooley	Director
Joseph L. Hooley

/s/ Vasumati P. Jakkal	Director
Vasumati P. Jakkal

/s/ Merit E. Janow	Director
Merit E. Janow

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk