Form 10-Q
period 2025-03-31
Aptiv PLC
filed 2025-05-01
CIK 1521332

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
For the quarterly period ended March 31, 2025
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

Jersey	98-1824200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Spitalstrasse 5, 8200 Schaffhausen, Switzerland
(Address of principal executive offices, including zip code)
+41 52 580 96 00
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of April 25, 2025, was 217,730,489.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share amounts)
Net sales	$4,825	$4,901
Operating expenses:
Cost of sales	3,905	4,023
Selling, general and administrative	384	366
Amortization	51	54
Restructuring (Note 7)	37	39
Total operating expenses	4,377	4,482
Operating income	448	419
Interest expense	(93)	(65)
Other income, net (Note 16)	—	15
Income before income taxes and equity loss	355	369
Income tax expense (Note 11)	(356)	(76)
(Loss) income before equity loss	(1)	293
Equity loss, net of tax	(10)	(69)
Net (loss) income	(11)	224
Net income attributable to noncontrolling interest	1	6
Net loss attributable to redeemable noncontrolling interest	(1)	—
Net (loss) income attributable to Aptiv	$(11)	$218

Basic net (loss) income per share:
Basic net (loss) income per share attributable to Aptiv	$(0.05)	$0.79
Weighted average number of basic shares outstanding	230.16	275.19

Diluted net (loss) income per share:
Diluted net (loss) income per share attributable to Aptiv	$(0.05)	$0.79
Weighted average number of diluted shares outstanding	230.16	275.31
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net (loss) income	$(11)	$224
Other comprehensive income (loss):
Currency translation adjustments	105	(71)
Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	62	15
Other comprehensive income (loss)	167	(56)
Comprehensive income	156	168
Comprehensive income attributable to noncontrolling interests	1	5
Comprehensive income (loss) attributable to redeemable noncontrolling interest	3	(2)
Comprehensive income attributable to Aptiv	$152	$165
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$1,573
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts of $49 million and $37 million, respectively (Note 2)	3,549	3,261
Inventories (Note 3)	2,429	2,320
Other current assets (Note 4)	659	671
Total current assets	7,738	7,826
Long-term assets:
Property, net	3,675	3,698
Operating lease right-of-use assets	507	495
Investments in affiliates (Note 21)	1,431	1,433
Intangible assets, net (Note 2)	2,105	2,140
Goodwill (Note 2)	5,088	5,024
Other long-term assets (Note 4)	2,558	2,842
Total long-term assets	15,364	15,632
Total assets	$23,102	$23,458
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$241	$509
Accounts payable	2,890	2,870
Accrued liabilities (Note 5)	1,663	1,752
Total current liabilities	4,794	5,131
Long-term liabilities:
Long-term debt (Note 8)	7,646	7,843
Pension benefit obligations	390	374
Long-term operating lease liabilities	422	412
Other long-term liabilities (Note 5)	596	613
Total long-term liabilities	9,054	9,242
Total liabilities	13,848	14,373
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	95	92
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 223,776,580 and 235,035,739 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	3,372	2,966
Retained earnings	6,598	7,002
Accumulated other comprehensive loss (Note 13)	(1,011)	(1,174)
Total Aptiv shareholders’ equity	8,961	8,796
Noncontrolling interest	198	197
Total shareholders’ equity	9,159	8,993
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,102	$23,458
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(11)	$224
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	191	176
Amortization	51	54
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(18)	(36)
Deferred income taxes	336	32
Pension and other postretirement benefit expenses	11	12
Loss from equity method investments, net of dividends received	10	76
Loss on extinguishment of debt	3	—
Loss on sale of assets	—	1
Share-based compensation	32	27
Changes in operating assets and liabilities:
Accounts receivable, net	(288)	(106)
Inventories	(109)	(6)
Other assets	(17)	1
Accounts payable	104	(179)
Accrued and other long-term liabilities	(42)	(29)
Other, net	23	2
Pension contributions	(5)	(7)
Net cash provided by operating activities	273	244
Cash flows from investing activities:
Capital expenditures	(197)	(265)
Proceeds from sale of property	1	—
Cost of technology investments	(12)	(40)
Settlement of derivatives	5	—
Net cash used in investing activities	(203)	(305)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(279)	(6)
Repayment of term loans	(250)	—
Fees related to modification of debt agreements	(5)	—
Repurchase of ordinary shares	—	(600)
Taxes withheld and paid on employees’ restricted share awards	(19)	(20)
Net cash used in financing activities	(553)	(626)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	10	(12)
Decrease in cash, cash equivalents and restricted cash	(473)	(699)
Cash, cash equivalents and restricted cash at beginning of the period	1,574	1,640
Cash, cash equivalents and restricted cash at end of the period	$1,101	$941

	March 31,
	2025	2024
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$139	$214
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2025		(in millions)
Balance at January 1, 2025	$92	235	$2	—	$—	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net loss	—	—	—	—	—	—	(11)	—	(11)	—	(11)
Other comprehensive income	4	—	—	—	—	—	—	163	163	—	163
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	1	1
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Repurchase of ordinary shares	—	(12)	—	—	—	(107)	(393)	—	(500)	—	(500)
Forward contracts for share repurchases	—	—	—	—	—	500	—	—	500	—	500
Share-based compensation	—	1	—	—	—	32	—	—	32	—	32
Balance at March 31, 2025	$95	224	$2	—	$—	$3,372	$6,598	$(1,011)	$8,961	$198	$9,159

2024
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	218	—	218	—	218
Other comprehensive loss	(2)	—	—	—	—	—	—	(53)	(53)	(1)	(54)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	6	6
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Repurchase of ordinary shares	—	(7)	—	—	—	(67)	(533)	—	(600)	—	(600)
Share-based compensation	—	—	—	—	—	27	—	—	27	—	27
Balance at March 31, 2024	$97	272	$3	—	$—	$3,968	$7,847	$(698)	$11,120	$202	$11,322
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation—In December 2024, Old Aptiv (as defined below), a public limited company formed under the laws of Jersey on May 19, 2011, completed its previously announced reorganization transaction (the “Transaction,” or the “reorganization transaction”), in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” The previous publicly-listed Jersey parent company, which was an Irish tax resident, is referred to as “Old Aptiv” throughout this Quarterly Report on Form 10-Q. New Aptiv’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV,” the same symbol under which the Old Aptiv shares were previously listed. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements.
In December 2024, following the completion of the Transaction, Old Aptiv merged with and into Aptiv Swiss Holdings Limited (“Aptiv Swiss Holdings”), a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly-owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings.
In connection with the Transaction, New Aptiv assumed Old Aptiv’s long-term incentive plans and its existing obligations in connection with awards granted thereunder, and Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to the Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under the Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to the Credit Agreement in which New Aptiv guaranteed the obligations under the Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings (i) replaced Old Aptiv as a guarantor of the borrowers’ obligations under the Credit Agreement, and (ii) succeeded to Old Aptiv as an obligor under the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreement (and will act as the “parent entity” thereunder) and the indentures.
The Transaction described above was accounted for as a reorganization between entities under common control. As a result of the Transaction, there were no material changes in Aptiv PLC’s operations or governance. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2024 Annual Report on Form 10-K.
References in this Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, to “Aptiv PLC,” “Aptiv,” the “Company,” “we,” “us” and “our” refers to Old Aptiv (Aptiv PLC before the Transaction in December 2024) and to New Aptiv (Aptiv PLC after the Transaction in December 2024).
Nature of operations—Aptiv is a global technology company focused on making the world safer, greener and more connected. We deliver end-to-end mobility solutions enabling our customers’ transition to a more electrified, software-defined future. We design and manufacture vehicle components and provide electrical, electronic and active safety technology to the global automotive and commercial vehicle markets, creating the software and hardware foundation for vehicle features and functionality. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries.
On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by March 31, 2026, subject to customary closing conditions. Refer to Note 22. Separation of Electrical Distribution Systems for additional detail.

In connection with the Separation, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts were adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.

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
During the three months ended March 31, 2024, Aptiv received dividends of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $9 million and $11 million as of March 31, 2025 and December 31, 2024, respectively, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $180 million and $167 million as of March 31, 2025 and December 31, 2024, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $95 million and $92 million as of March 31, 2025 and December 31, 2024, respectively.
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
Net (loss) income per share—Basic net (loss) income per share is computed by dividing net (loss) income attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net (loss) income attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net (loss) income per share.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2025 and December 31, 2024, the Company reported $3,549 million and $3,261 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $49 million and $37 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2025.
Inventories—As of March 31, 2025 and December 31, 2024, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,105 million and $2,140 million as of March 31, 2025 and December 31, 2024, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $51 million and $54 million for the three months ended March 31, 2025 and 2024, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
When a quantitative assessment is required, the estimated fair value of the Company’s reporting units is primarily determined using discounted cash flow projections. Significant assumptions include management’s forecasted cash flows and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit.
As described in Note 1. General, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Concurrent with the change in reportable operating segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach. Aptiv tested goodwill related to the impacted reporting units immediately before and after the reassignment and concluded no goodwill impairments existed.
The Company concluded there were no goodwill impairments during the three months ended March 31, 2025 and 2024. Goodwill was $5,088 million and $5,024 million as of March 31, 2025 and December 31, 2024, respectively.

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
Restructuring—Aptiv continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements or statutory requirements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated. All other exit costs are expensed as incurred. Refer to Note 7. Restructuring for additional information.
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55% of our total net sales for the three months ended March 31, 2025, which included approximately 11% to Ford Motor Company, and accounted for approximately 55% for the three months ended March 31, 2024, none of which individually exceeded 10%. During the three months ended March 31, 2025, our Electrical Distribution Systems segment and Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers, and our Engineered Components Groups segment recognized net sales to nine of our ten largest customers. During the three months ended March 31, 2024, our Electrical Distribution Systems segment recognized net sales to each of our ten largest customers, and our Engineered Components Groups segment and Advanced Safety and User Experience segment recognized net sales to nine of our ten largest customers.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement in the first quarter of 2025. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. As the Company did not have any applicable joint venture formations during the first quarter of 2025, there was no impact to the Company’s financial statements upon adoption. The adoption of this guidance will be applied to any applicable joint venture formations that occur in future periods.
Aptiv adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in the first quarter of 2025. The amendments in this update require public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The amendments also require all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The adoption of this guidance is only applicable to annual disclosures and is expected to result in incremental disclosures in the Company’s financial statements.

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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2025	December 31, 2024

	(in millions)
Productive material	$1,532	$1,463
Work-in-process	214	199
Finished goods	683	658
Total	$2,429	$2,320

4. ASSETS
Other current assets consisted of the following:

	March 31, 2025	December 31, 2024

	(in millions)
Value added tax receivable	$173	$184
Prepaid insurance and other expenses	107	97
Reimbursable engineering costs	151	181
Notes receivable	4	6
Income and other taxes receivable	107	106
Deposits to vendors	5	4
Derivative financial instruments (Note 14)	26	18
Capitalized upfront fees (Note 20)	12	10
Contract assets (Note 20)	73	65
Other	1	—
Total	$659	$671

Other long-term assets consisted of the following:

	March 31, 2025	December 31, 2024

	(in millions)
Deferred income taxes, net	$1,943	$2,281
Unamortized Revolving Credit Facility debt issuance costs	7	4
Income and other taxes receivable	48	47
Reimbursable engineering costs	152	124
Value added tax receivable	2	2
Technology investments (Note 21)	189	178
Derivative financial instruments (Note 14)	3	1
Capitalized upfront fees (Note 20)	39	43
Contract assets (Note 20)	70	65
Other	105	97
Total	$2,558	$2,842

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024

	(in millions)
Payroll-related obligations	$347	$344
Employee benefits, including current pension obligations	76	143
Income and other taxes payable	175	187
Warranty obligations (Note 6)	78	62
Restructuring (Note 7)	86	102
Customer deposits	124	132
Derivative financial instruments (Note 14)	43	76
Accrued interest	98	90
Contract liabilities (Note 20)	93	111
Operating lease liabilities	130	124
Other	413	381
Total	$1,663	$1,752

Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024

	(in millions)
Environmental	$3	$3
Extended disability benefits	3	3
Warranty obligations (Note 6)	27	12
Restructuring (Note 7)	17	16
Payroll-related obligations	10	9
Accrued income taxes	146	165
Deferred income taxes, net	298	290
Contract liabilities (Note 20)	28	13
Derivative financial instruments (Note 14)	9	39
Other	55	63
Total	$596	$613

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2025. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2025 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2025:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$74
Provision for estimated warranties incurred during the period	10
Changes in estimate for pre-existing warranties (1)	32
Settlements	(12)
Foreign currency translation and other	1
Accrual balance at end of period	$105
(1)In addition to amounts recorded to the product warranty liability, during the three months ended March 31, 2025, Aptiv recognized a $15 million recovery from a supplier related to a warranty matter. The current portion of supplier recoveries is recorded in accounts receivable, net and the non-current portion is recorded in other long-term assets in the consolidated balance sheets. Warranty expense, net of supplier recoveries was $27 million for the three months ended March 31, 2025.

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the three months ended

March 31, 2025, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $37 million, of which $13 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment, and $3 million was recognized for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region. We expect to recognize additional charges of approximately $30 million related to this program through the remainder of 2025, with cash payments expected to be largely completed within the next twelve months.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $65 million (of which approximately $30 million relates to the Engineering Components Group segment, approximately $20 million relates to the Electrical Distribution Systems segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2025, which includes the amounts related to the global salaried workforce optimization program described above, and are expected to be incurred within the next twelve months.
During the three months ended March 31, 2024, Aptiv recorded employee-related and other restructuring charges totaling approximately $39 million, of which $24 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $55 million and $75 million in the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2025 and 2024 by operating segment:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Electrical Distribution Systems	$16	$15
Engineered Components Group	15	7
Advanced Safety and User Experience	6	17
Total	$37	$39
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2025:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2025	$118	$—	$118
Provision for estimated expenses incurred during the period	37	—	37
Payments made during the period	(55)	—	(55)
Foreign currency and other	3	—	3
Accrual balance at March 31, 2025	$103	$—	$103

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Accounts receivable factoring	$176	$450
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	539	519
4.35%, senior notes, due 2029 (net of $1 and $1 unamortized issuance costs, respectively)	299	299
4.650%, senior notes, due 2029 (net of $5 and $5 unamortized issuance costs, respectively)	545	545
3.25%, senior notes, due 2032 (net of $5 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	793	793
5.150%, senior notes, due 2034 (net of $5 and $5 unamortized issuance costs and $1 and $1 discount, respectively)	544	544
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $7 unamortized issuance costs and $2 and $2 discount, respectively)	802	772
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	346	345
3.10%, senior notes, due 2051 (net of $15 and $15 unamortized issuance costs and $29 and $30 discount, respectively)	1,456	1,455
4.15%, senior notes, due 2052 (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	988	988
5.750%, senior notes, due 2054 (net of $6 and $6 unamortized issuance costs and $3 and $3 discount, respectively)	541	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $7 and $7 unamortized issuance costs, respectively)	493	493
Term Loan A, due 2027 (net of $0 and $2 unamortized issuance costs, respectively)	—	248
Finance leases and other	69	64
Total debt	7,887	8,352
Less: current portion	(241)	(509)
Long-term debt	$7,646	$7,843
Change of Tax Residency
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. Following consummation of the Transaction, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” Old Aptiv merged with and into Aptiv Swiss Holdings, a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly-owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings.
In connection with the Transaction, Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to the Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under the Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to the Credit Agreement in which New Aptiv guaranteed the obligations under the Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings (i) replaced Old Aptiv as a guarantor of the borrowers’ obligations under the Credit Agreement, and (ii) succeeded to Old Aptiv as an obligor under the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreement (and will act as the “parent entity” thereunder) and the indentures.

Credit Agreement
Aptiv PLC and its wholly-owned subsidiaries Aptiv Corporation and Aptiv Global Financing Designated Activity Company (“AGF DAC”) entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). AGF DAC and Aptiv Corporation are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the three months ended March 31, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.
As of March 31, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR and changes in the Company’s corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on certain letter of credit issuance and fronting fees.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2025.
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

Term Loan A Credit Agreement
On August 19, 2024, Aptiv PLC and its wholly-owned subsidiaries AGF DAC and Aptiv Corporation entered into a senior unsecured term loan A credit agreement (the “Term Loan A Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as Administrative Agent, under which it maintained a senior unsecured credit facility consisting of a term loan (the “Term Loan A”) in aggregate principal amount of $600 million. Aptiv incurred approximately $2 million of issuance costs in connection with the Term Loan A.
As described above, proceeds from the Term Loan A were used to repay a portion of the loans incurred under the Bridge Credit Agreement during the three months ended September 30, 2024. This transaction was accounted for as a modification of debt in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, a pro-rata portion of the unamortized fees from the Bridge Credit Agreement in the amount of $4 million was transferred to the Term Loan A and, together with the $2 million of direct issuance costs referenced above, were amortized to interest expense over the term of the Term Loan A.
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the three months ended March 31, 2025 within other income, net in the consolidated statements of operations.
The Term Loan A had a maturity date of August 19, 2027. Prior to its repayment, borrowings under the Term Loan A Credit Agreement were prepayable at Aptiv’s option without premium or penalty. No principal payment was required until the maturity date.
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	March 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%
Senior Unsecured Notes
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
On June 11, 2024, Aptiv PLC and AGF DAC together issued €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2024 Euro-denominated Senior Notes were priced at 99.723% of par, resulting in a yield to maturity of 4.28%. The 2024 Euro-denominated Senior Notes are guaranteed by Aptiv Corporation. The proceeds were initially invested in short-term investments and subsequently utilized to redeem €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”). Aptiv incurred approximately $7 million of issuance costs in connection with the 2024 Euro-denominated Senior Notes. Interest is payable annually on June 11. The Company has designated the 2024 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries beginning in December 2024 upon redeeming the 2015 Euro-denominated Senior Notes. Refer to Note 14. Derivatives and Hedging Activities for further information.
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of March 31, 2025, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of March 31, 2025, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. The effective rate on amounts outstanding as of March 31, 2025 was 3.64%. As of March 31, 2025 and December 31, 2024, Aptiv had approximately $176 million and $450 million, respectively, outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2025 and December 31, 2024, approximately $69 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.

Interest—Cash paid for interest related to debt outstanding totaled $83 million and $62 million for the three months ended March 31, 2025 and 2024, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of March 31, 2025 and December 31, 2024, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2025 and 2024:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2025	2024	2025	2024

	(in millions)
Service cost	$5	$6	$—	$—
Interest cost	10	11	—	—
Expected return on plan assets	(4)	(5)	—	—
Net periodic benefit cost	$11	$12	$—	$—
Other postretirement benefit obligations were approximately $1 million at March 31, 2025 and December 31, 2024.

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2025 and December 31, 2024, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2025, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

	(dollars in millions)
Income tax expense	$356	$76
Effective tax rate	100%	21%
The Company’s tax rate is affected by the fact that its parent entity was an Irish resident tax payer and became a Swiss resident tax payer in December 2024, the tax rates in Switzerland, Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2025 includes net discrete tax expense of approximately $281 million, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves. The Company’s effective tax rate for the three months ended March 31, 2024 includes net discrete tax expense of approximately $7 million, primarily related to changes in the tax benefits of vested share-based compensation and changes in accruals for unremitted earnings.
Aptiv PLC is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $58 million and $67 million for the three months ended March 31, 2025 and 2024, respectively.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework (the “Framework”), which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes and will continue to closely monitor developments. Our effective tax rate for the three months ended March 31, 2025 includes an unfavorable impact from the enacted Framework.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the

Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the three months ended March 31, 2025. No other deferred tax assets are impacted by the Guidance.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Change of Tax Residency
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” Old Aptiv merged with and into Aptiv Swiss Holdings, a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly-owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net (loss) income attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2025, the impact of the Company’s shared-based compensation plans was anti-dilutive and an insignificant number of underlying ordinary shares were excluded from the diluted net (loss) income per share calculation. For all other periods presented, the calculation of net (loss) income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net (loss) income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted (loss) income per share:

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share data)
Numerator:
Net (loss) income attributable to Aptiv	$(11)	$218
Denominator:
Weighted average ordinary shares outstanding, basic	230.16	275.19
Dilutive shares related to restricted stock units	—	0.12
Weighted average ordinary shares outstanding, including dilutive shares	230.16	275.31

Net (loss) income per share attributable to Aptiv:
Basic	$(0.05)	$0.79
Diluted	$(0.05)	$0.79
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
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of December 31, 2024. The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 8. Debt.
During the three months ended March 31, 2025, a portion of the ASR Agreements were settled and Aptiv received incremental deliveries of approximately 11.7 million ordinary shares. In April 2025, Aptiv received further incremental deliveries of approximately 6.0 million ordinary shares, representing the final settlement of the ASR Agreements. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the three months ended March 31, 2025.
During the three months ended March 31, 2024, we repurchased approximately 7.3 million of our outstanding ordinary shares for $600 million in the open market.
As of March 31, 2025, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2025 and 2024 are shown below:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(1,036)	$(761)
Aggregate adjustment for the period (1)	101	(68)
Balance at end of period	(935)	(829)

Gains (losses) on derivatives:
Balance at beginning of period	(121)	140
Other comprehensive income before reclassifications (net tax effect of $(11) and $0)	61	59
Reclassification to income (net tax effect of $(3) and $0)	1	(44)
Balance at end of period	(59)	155

Pension and postretirement plans:
Balance at beginning of period	(13)	(24)
Other comprehensive income before reclassifications (nil net tax effect for all periods presented)	—	—
Reclassification to income (nil net tax effect for all periods presented)	—	—
Balance at end of period	(13)	(24)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	(4)	—
Other comprehensive income before reclassifications (nil net tax effect for all periods presented) (2)	—	—
Reclassification to income (nil net tax effect for all periods presented)	—	—
Balance at end of period	(4)	—

Accumulated other comprehensive loss, end of period	$(1,011)	$(698)
(1)Includes losses of $50 million and gains of $24 million for the three months ended March 31, 2025 and 2024, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.
(2)Represents change in fair value for the Company’s investments in StradVision, Inc. (“StradVision”) and MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), both of which are foreign currency-denominated investments. Refer to Note 15. Fair Value of Financial Instruments for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2025 and 2024 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2025	2024

	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$(4)	$(4)	Cost of sales
Foreign currency derivatives	8	48	Cost of sales
	4	44	Income before income taxes
	(3)	—	Income tax expense
	1	44	Net (loss) income
	—	—	Net income attributable to noncontrolling interest
	$1	$44	Net (loss) income attributable to Aptiv

Total reclassifications for the period	$1	$44
.

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
As of March 31, 2025, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	90,639	pounds	$400

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	26,756	MXN	$1,320
Chinese Yuan Renminbi	2,915	RMB	$400
Polish Zloty	891	PLN	$230
Hungarian Forint	25,658	HUF	$70
British Pound	41	GBP	$55
As of March 31, 2025, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2027.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of March 31, 2025 were $46 million (approximately $37 million, net of tax). Of this total, approximately $33 million of losses are expected to be included in cost of sales within the next 12 months and approximately $13 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2025 and 2024, the Company received $5 million and less than $1 million, respectively, at settlement related to forward contracts that matured during the respective period. In March 2025, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in September 2025. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries, and had designated the €700 million 2015 Euro-denominated Senior Notes prior to being redeemed in the fourth quarter of 2024, as more fully described in Note 8. Debt. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2025 and 2024, $50 million of losses and $24 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative gains of $25 million and $75 million as of March 31, 2025 and December 31, 2024, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2025	Balance Sheet Location	March 31, 2025	March 31, 2025

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$20	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	9	Other current assets	3	$6
Foreign currency derivatives*	Accrued liabilities	8	Accrued liabilities	50	(42)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	1
Foreign currency derivatives*	Other long-term assets	1	Other long-term assets	—	1
Foreign currency derivatives*	Other long-term liabilities	2	Other long-term liabilities	10	(8)
Total derivatives designated as hedges		$42		$64

Derivatives not designated:
Foreign currency derivatives*	Accrued liabilities	$—	Accrued liabilities	$1	(1)
Total derivatives not designated as hedges		$—		$1

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2024	Balance Sheet Location	December 31, 2024	December 31, 2024

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$5
Foreign currency derivatives*	Other current assets	10	Other current assets	3	$7
Foreign currency derivatives*	Accrued liabilities	10	Accrued liabilities	80	(70)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term liabilities	3	Other long-term liabilities	35	(32)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	5	Accrued liabilities	—
Total derivatives designated as hedges		$34		$130

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$1		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net liability position as of March 31, 2025 and December 31, 2024.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 are as follows:

Three Months Ended March 31, 2025	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$32	$4
Foreign currency derivatives	41	(8)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$72	$(4)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Three Months Ended March 31, 2024	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$16	$(4)
Foreign currency derivatives	41	48
Derivatives designated as net investment hedges:
Foreign currency derivatives	2	—
Total	$59	$44

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

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
As of March 31, 2025 and December 31, 2024, Aptiv was in a net derivative liability position of $23 million and $96 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Publicly traded equity securities—All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income, net on the consolidated statements of operations.
Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 21. Investments in Affiliates, the Company owns investments in Maxieye and StradVision, which are classified as available-for-sale debt securities due to the Company’s redemption rights, and are included within other long-term assets in the consolidated balance sheets. The fair value measurements of these investments are based on significant inputs that are not observable in the market, and are therefore classified as a Level 3 measurement.
The below table summarizes the cost, cumulative unrealized gains, cumulative unrealized losses and estimated fair value of Aptiv’s debt securities as of March 31, 2025 and December 31, 2024:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of March 31, 2025
Available-for-sale debt securities	$176	$8	$(12)	$172
Total debt securities	$176	$8	$(12)	$172

As of December 31, 2024
Available-for-sale debt securities	$165	$8	$(12)	$161
Total debt securities	$165	$8	$(12)	$161
The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fair value at beginning of period	$161	$—
Additions	11	84
Fair value at end of period	$172	$84
There were no impairment charges related to these investments during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2025:
Commodity derivatives	$22	$—	$22	$—
Foreign currency derivatives	7	—	7	—
Publicly traded equity securities	9	9	—	—
Available-for-sale debt securities	172	—	—	172
Total	$210	$9	$29	$172
As of December 31, 2024:
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	13	—	13	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	161	—	—	161
Total	$191	$11	$19	$161
As of March 31, 2025 and December 31, 2024, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2025:
Commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	51	—	51	—
Total	$52	$—	$52	$—
As of December 31, 2024:
Commodity derivatives	$12	$—	$12	$—
Foreign currency derivatives	103	—	103	—
Total	$115	$—	$115	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2025 and December 31, 2024, total debt was recorded at $7,887 million and $8,352 million, respectively, and had estimated fair values of $6,648 million and $7,125 million, respectively. For all other financial instruments recorded at March 31, 2025 and December 31, 2024, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $5 million during the three months ended March 31, 2025 within cost of sales, primarily related to declines in the fair value of certain fixed assets in connection with the consolidation of certain business operations. Aptiv recorded no non-cash impairment charges for the three months ended March 31, 2024. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Interest income	$11	$20
Loss on extinguishment of debt	(3)	—
Components of net periodic benefit cost other than service cost (Note 9)	(6)	(6)
Loss on change in fair value of publicly traded equity securities	(2)	(1)
Other, net	—	2
Other income, net	$—	$15
During the three months ended March 31, 2025 and 2024, net unrealized losses of $2 million and $1 million, respectively, were recognized for publicly traded equity securities still held as of March 31, 2025.

17. ACQUISITIONS AND DIVESTITURES
The Company had no business acquisitions or divestitures during the three months ended March 31, 2025 and for the fiscal year ended December 31, 2024.

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Aptiv PLC 2024 Long-Term Incentive Plan (the “2024 LTIP”), which was approved by the Company’s shareholders in April 2024, allows for the grant of awards of up to 9,880,000 ordinary shares for long-term compensation. Prior to April 2024, the Company issued awards for long-term compensation under the Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). The Company’s long-term incentive plans were designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock units (“RSUs”), performance awards and other share-based awards to the employees, directors, consultants and advisors of the Company. The Company has awarded annual long-term grants of RSUs under its long-term incentive plans in order to align management compensation with Aptiv’s overall business strategy. All of the RSUs granted under both the 2024 LTIP and PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. When applicable, dividend equivalents are paid out in ordinary shares upon vesting of the underlying RSUs. In addition, the Company has competitive and market-appropriate ownership requirements for its directors and officers.
In connection with the reorganization transaction as further described in Note 1. General, in December 2024, Old Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. In connection with the Transaction, New Aptiv assumed Old Aptiv’s long-term incentive plans.

Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2024	30,497	$2	April 2025	29,199	$2	1,298
April 2023	20,584	$2	April 2024	18,272	$1	2,312
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
In addition, in April 2025, Aptiv granted 38,590 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2026.
Executive Awards
Aptiv has made annual grants of RSUs to its executives in February of each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 240% (200% prior to 2025) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2025 Grant	2021 - 2024 Grants
Average return on invested capital (1)	70%	N/A
Software and adjacent market revenue	30%	N/A
Relative total shareholder return (2)	(3)	33%
Average return on net assets (4)	N/A	33%
Cumulative net income	N/A	33%
(1)Average return on invested capital is measured by tax-affected operating income divided by average invested capital. Average invested capital is measured by the sum of average total shareholders’ equity plus average net debt for each calendar year during the respective performance period.
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
(3)The performance-based RSUs granted in 2025 are subject to a performance modifier based on relative total shareholder return, whereby the ultimate payout level of the performance-based RSUs may be adjusted upwards by 20% if relative total shareholder return is in the upper quartile against a comparable measure of competitor and peer group companies or downwards by 20% if in the bottom quartile for the specified trading days of the performance period as defined above. There will be no adjustment if relative total shareholder return is in the middle quartiles.
(4)Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.
The details of the annual executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2021	0.44	$72	Annually on anniversary of grant date, 2022 - 2024	December 31, 2023
February 2022	0.59	$80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
February 2023	0.79	$99	Annually on anniversary of grant date, 2024 - 2026	December 31, 2025
February 2024	1.12	$94	Annually on anniversary of grant date, 2025 - 2027	December 31, 2026
February 2025	1.88	$130	Annually on anniversary of grant date, 2026 - 2028	December 31, 2027
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by a third-party valuation specialist with respect to the portion of the awards subject to relative total shareholder return.
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
The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2025	554,363	$36	224,317	138,010	$9	58,518
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2025	2,770	$92.98
Granted	1,921	$69.22
Vested	(554)	$99.49
Forfeited	(156)	$84.96
Nonvested, March 31, 2025	3,981	$80.92
Aptiv recognized share-based compensation expense related to these RSUs of $30 million ($26 million, net of tax) and $25 million ($21 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2025 and 2024, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2025, unrecognized compensation expense on a pre-tax basis of approximately $285 million is anticipated to be recognized over a weighted average period of approximately two years. For the three months ended March 31, 2025 and 2024, approximately $19 million and $20 million, respectively, of cash was paid and reflected as a financing activity in the consolidated statements of cash flows related to the tax withholding for vested RSUs.

19. SEGMENT REPORTING
In connection with the Separation, as further described in Note 22. Separation of Electrical Distribution Systems, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts were adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Electrical Distribution Systems, which includes the full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 22. Separation of Electrical Distribution Systems, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
•Engineered Components Group, which includes interconnect and component solutions that optimize the distribution of signal, power and data for next-generation applications across multiple end markets.

•Advanced Safety and User Experience, which includes platforms and modular offerings, such as perception systems, high-performance compute solutions, cloud-native software for ADAS and user experience, and edge-to-cloud DevOps tools.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Aptiv’s chief operating decision maker (“CODM”) , who is the Company’s chair and chief executive officer, regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to, the segments.
Generally, Aptiv evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, amortization, restructuring, separation costs related to the planned spin-off of the Electrical Distribution Systems business, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and other related charges, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”).
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
Included below are sales, significant expenses and operating data for Aptiv’s segments for the three months ended March 31, 2025 and 2024.

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2025:
Sales from external customers	$2,023	$1,381	$1,421	$—	$4,825
Intersegment revenues	1	200	3	(204)	—
Net sales	$2,024	$1,581	$1,424	$(204)	$4,825
Cost of sales	(1,778)	(1,166)	(1,165)	204	(3,905)
Selling, general and administrative	(124)	(148)	(112)	—	(384)
Other segment items (2)	21	7	8	—	36
Segment adjusted operating income	$143	$274	$155	$—	$572
Depreciation and amortization	$57	$112	$73	$—	$242
Equity income (loss), net of tax	$5	$—	$(15)	$—	$(10)
Net income attributable to noncontrolling interest	$1	$—	$—	$—	$1
Net loss attributable to redeemable noncontrolling interest	$—	$(1)	$—	$—	$(1)
Capital expenditures	$28	$121	$41	$7	$197

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2024:
Sales from external customers	$2,080	$1,393	$1,428	$—	$4,901
Intersegment revenues	1	203	1	(205)	—
Net sales	$2,081	$1,596	$1,429	$(205)	$4,901
Cost of sales	(1,849)	(1,200)	(1,179)	205	(4,023)
Selling, general and administrative	(107)	(151)	(108)	—	(366)
Other segment items (2)	11	8	13	—	32
Segment adjusted operating income	$136	$253	$155	$—	$544
Depreciation and amortization	$58	$103	$69	$—	$230
Equity income (loss), net of tax	$4	$—	$(73)	$—	$(69)
Net income attributable to noncontrolling interest	$6	$—	$—	$—	$6
Capital expenditures	$67	$125	$55	$18	$265
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
(2)Other segment items represent costs that are not included in Adjusted operating income, such as other acquisitions and portfolio project costs, asset impairments, compensation expense related to acquisitions and separation costs, as described above in the definition of Adjusted operating income.
The reconciliations of Segment Adjusted Operating Income to net (loss) income attributable to Aptiv for the three months ended March 31, 2025 and 2024 are as follows:

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2025:
Segment adjusted operating income	$143	$274	$155	$572
Amortization	—	(29)	(22)	(51)
Restructuring	(16)	(15)	(6)	(37)
Separation costs	(19)	—	—	(19)
Other acquisition and portfolio project costs	(2)	(2)	(3)	(7)
Asset impairments	—	(5)	—	(5)
Compensation expense related to acquisitions	—	—	(5)	(5)
Operating income				448
Interest expense				(93)
Other income, net				—
Income before income taxes and equity loss				355
Income tax expense				(356)
Equity loss, net of tax				(10)
Net loss				(11)
Net income attributable to noncontrolling interest				1
Net loss attributable to redeemable noncontrolling interest				(1)
Net loss attributable to Aptiv				$(11)

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended March 31, 2024:
Segment adjusted operating income	$136	$253	$155	$544
Amortization	(1)	(30)	(23)	(54)
Restructuring	(15)	(7)	(17)	(39)
Other acquisition and portfolio project costs	(11)	(8)	(9)	(28)
Compensation expense related to acquisitions	—	—	(4)	(4)
Operating income				419
Interest expense				(65)
Other income, net				15
Income before income taxes and equity loss				369
Income tax expense				(76)
Equity loss, net of tax				(69)
Net income				224
Net income attributable to noncontrolling interest				6
Net income attributable to Aptiv				$218

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of March 31, 2025:
Investment in affiliates	$138	$—	$1,293	$—	$1,431
Total segment assets	$5,067	$9,831	$9,712	$(1,508)	$23,102
Balance as of December 31, 2024:
Investment in affiliates	$132	$—	$1,301	$—	$1,433
Total segment assets	$5,019	$9,707	$9,585	$(853)	$23,458
(1)Eliminations and Other includes corporate assets and the elimination of inter-segment transactions.

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

Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the three months ended March 31, 2025 and 2024. Information concerning geographic market reflects the manufacturing location.
Revenue by geographic market for the three months ended March 31, 2025 and 2024 is as follows:

For the Three Months Ended March 31, 2025:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$821	$512	$536	$(86)	$1,783
Europe, Middle East and Africa	514	504	659	(51)	1,626
Asia Pacific	636	535	229	(63)	1,337
South America	53	30	—	(4)	79
Total net sales	$2,024	$1,581	$1,424	$(204)	$4,825

For the Three Months Ended March 31, 2024:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$876	$536	$490	$(86)	$1,816
Europe, Middle East and Africa	526	537	693	(44)	1,712
Asia Pacific	625	484	246	(70)	1,285
South America	54	39	—	(5)	88
Total net sales	$2,081	$1,596	$1,429	$(205)	$4,901

Revenue by core product line for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Electrical Distribution Systems	$2,024	$2,081

Engineered Components Group	1,581	1,596

Active Safety	743	686
Smart Vehicle Compute and Software	133	118
User Experience and Other	562	640
Eliminations	(14)	(15)
Advanced Safety and User Experience	1,424	1,429

Eliminations	(204)	(205)

Total net sales	$4,825	$4,901

Contract Balances
Contract liabilities solely consist of deferred revenue. As of March 31, 2025 and December 31, 2024, the balance of contract liabilities was $121 million (of which $93 million was recorded in other current liabilities and $28 million was recorded in other long-term liabilities) and $124 million (of which $111 million was recorded in other current liabilities and $13 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $57 million of revenues recognized during the three months ended March 31, 2025 that were included in the contract liability balance as of December 31, 2024, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of March 31, 2025, the balance of contract assets was $143 million (of which $73 million was recorded in other current assets and $70 million was recorded in other long-term assets). As of December 31, 2024, the balance of contract assets was $130 million (of which $65 million was recorded in other current assets and $65 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of March 31, 2025 was approximately $182 million. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2025 and December 31, 2024, Aptiv has recorded $51 million (of which $12 million was classified within other current assets and $39 million was classified within other long-term assets) and $53 million (of which $10 million was classified within other current assets and $43 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $8 million for the three months ended March 31, 2025 and 2024, respectively

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 15% to 50%, with the most significant investment being in Motional AD LLC (“Motional”).
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
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.50 per diluted share) for the year ended December 31, 2024.
As of March 31, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $245 million and $899 million, respectively. As of December 31, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $256 million and $899 million, respectively. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately four years as of March 31, 2025. Total income under the agreement was less than $1 million and $1 million during the three months ended March 31, 2025 and 2024, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statements of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
Investment in TTTech Auto AG
The shareholders of TTTech Auto AG (“TTTech Auto”) entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party, and as a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations. Upon completion of the sale, Aptiv will no longer hold an equity interest in TTTech Auto. The sale is anticipated to occur in 2025 and is subject to regulatory approvals and customary closing conditions.
The impairment was based on the fair value of the investment at the balance sheet date. The fair value was determined based on the contractual sales price of TTTech Auto pursuant to the executed purchase and sale agreement. Contractual sales prices are considered observable inputs other than quoted prices, and are therefore classified as a Level 2 measurement.
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in TTTech Auto was $149 million and $147 million, respectively, which is included in the Advanced Safety and User Experience segment. As of March 31, 2025 and December 31, 2024, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $117 million and $111 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized.
Technology Investments
The Company has made technology investments in certain non-consolidated affiliates for which Aptiv does not have the ability to exercise significant influence (generally when ownership interest is less than 20%) as described in Note 2. Significant Accounting Policies. Equity investments in non-consolidated affiliates without readily determinable fair values are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Investments in available-for-sale debt securities are measured at fair value based on significant inputs that are not observable in the market. Equity investments in publicly traded equity securities are measured at fair value based on quoted prices for identical assets on active market exchanges.
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2025 and December 31, 2024:

Investment Name	Segment	March 31, 2025	December 31, 2024
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$4	$5
Valens Semiconductor Ltd.	Engineered Components Groups	5	6
Total publicly traded equity securities		9	11

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	117	106
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Advanced Safety and User Experience	55	55
Other investments	Various	8	6
Total non-publicly traded investments		180	167

Total technology investments		$189	$178
In February 2025, the Company’s Advanced Safety and User Experience segment made an investment of approximately 16 billion Korean Won (“KRW”) (approximately $11 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $108 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. As of March 31, 2025, the Company’s investment in StradVision was recorded at $117 million. Refer to Note 15. Fair Value of Financial Instruments for additional information. Subsequently, in April 2025, Aptiv made an additional investment totaling approximately $29 million in convertible redeemable preferred shares of StradVision.
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using March 31, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of March 31, 2025, and the satisfaction of customary closing conditions. As of March 31, 2025, the Company’s investment in Maxieye was recorded at $55 million. Refer to Note 15. Fair Value of Financial Instruments for additional information.
As of March 31, 2025, none of the Company’s equity securities were subject to contractual sales restrictions.
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

22. SEPARATION OF ELECTRICAL DISTRIBUTION SYSTEMS
On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by March 31, 2026, subject to customary closing conditions.
During the three months ended March 31, 2025, the Company incurred costs of $19 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning the Separation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; uncertainties created by the conflicts in the Middle East and their impacts on global economies; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the effects of significant increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions; changes to tax laws; future significant public health crises; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to achieve the intended benefits from, or to complete, the proposed separation of its Electrical Distribution Systems business; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2024. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2025. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
Within the MD&A, “Aptiv,” the “Company,” “we,” “us” and “our” refer to Old Aptiv (Aptiv PLC before the Transaction in December 2024, as defined below) and to New Aptiv (Aptiv PLC after the Transaction in December 2024, as defined below). The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV.”

Executive Overview
Our Business
We are a global technology company focused on making the world safer, greener and more connected. We deliver solutions enabling our customers’ transition to a more electrified, software-defined future. Our technologies reach from sensor to cloud, including the software, hardware, engineered components and electrical interconnects necessary to support the global automotive and commercial vehicle markets and increasingly other mission-critical industries. Our Advanced Safety and User Experience segment provides software and advanced computing platforms, our Engineered Components Group segment provides interconnect and component solutions and our Electrical Distribution Systems segment provides low voltage and high voltage power, signal and data distribution solutions.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world.
In December 2024, Old Aptiv (as defined below) completed its previously announced reorganization transaction (the “Transaction,” or the “reorganization transaction”), in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. As a result of the Transaction, all issued and outstanding ordinary shares of Old Aptiv were exchanged on a one-for-one basis for newly issued ordinary shares of New Aptiv. Following consummation of the Transaction, holders of Old Aptiv shares became ordinary shareholders of New Aptiv, Old Aptiv became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.” The previous publicly-listed Jersey parent company, which was an Irish tax resident, is referred to as “Old Aptiv” throughout this Quarterly Report on Form 10-Q. New Aptiv’s ordinary shares are publicly traded on the NYSE under the symbol “APTV,” the same symbol under which the Old Aptiv shares were previously listed. Aptiv PLC remains a public limited company incorporated under the laws of Jersey, and continues to be subject to U.S. Securities and Exchange Commission reporting requirements.
In December 2024, following the completion of the Transaction, Old Aptiv merged with and into Aptiv Swiss Holdings Limited (“Aptiv Swiss Holdings”), a newly formed Jersey incorporated private limited company, and a direct, wholly-owned subsidiary of New Aptiv, with Aptiv Swiss Holdings surviving as a direct, wholly-owned subsidiary of New Aptiv, and Old Aptiv ceasing to exist. Except as otherwise noted, all property, rights, privileges, powers and franchises of Old Aptiv vested in Aptiv Swiss Holdings, and all debts, liabilities and duties of Old Aptiv became debts, liabilities and duties of Aptiv Swiss Holdings. As a result of the Transaction described above, there were no material changes in Aptiv PLC’s operations or governance.
In connection with the Transaction, New Aptiv assumed Old Aptiv’s long-term incentive plans and its existing obligations in connection with awards granted thereunder, and Aptiv Swiss Holdings (i) entered into a supplemental indenture to each indenture in which Aptiv Swiss Holdings assumed all of Old Aptiv’s obligations under each series of Old Aptiv’s outstanding Notes and (ii) entered into an assumption and/or supplement agreement relating to the Credit Agreement in which New Aptiv assumed all of Old Aptiv’s obligations under the Credit Agreement as the “parent entity” thereunder. In addition, New Aptiv (i) entered into a supplemental indenture to each indenture in which New Aptiv guaranteed the outstanding Notes and (ii) entered into a guarantee joinder relating to the Credit Agreement in which New Aptiv guaranteed the obligations under the Credit Agreement. Following the reorganization transaction, Aptiv Swiss Holdings (i) replaced Old Aptiv as a guarantor of the borrowers’ obligations under the Credit Agreement, and (ii) succeeded to Old Aptiv as an obligor under the senior notes and the junior notes, and New Aptiv became a guarantor under the Credit Agreement (and will act as the “parent entity” thereunder) and the indentures.
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by March 31, 2026, subject to customary closing conditions. During the three months ended March 31, 2025, the Company incurred costs of $19 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, are primarily related to third party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation through the date of completion.
In connection with the Separation, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts were adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Our total net sales during the three months ended March 31, 2025 were $4.8 billion, a decrease of 2% compared to the same period of 2024. Our volumes decreased 1% for the three months ended March 31, 2025, which reflects volume declines in Europe and North America, compared to increased global automotive production of 1% (down 2% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”).
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
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production decreased 1% (3% on an AWM basis) from 2023 to 2024, reflecting vehicle production declines of 5% in Europe and 2% in North America, partially offset by increased production of 4% in China and 3% in South America, our smallest region.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, which may continue in 2025. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement (the “USMCA”), increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures have and could continue to affect our operations and the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
Global supply chain disruptions. Global supply chain disruptions have in the past and could in the future lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. For example, as a result of the rapidly evolving trade policies and tariff actions, the uncertainty in the automotive industry continues to increase, which could adversely affect our business and financial results. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of March 31, 2025 and December 31, 2024. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional, AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships have us well-aligned with industry technology mega-trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. The total gain recorded as a result of these transactions was approximately $641 million (approximately $2.50 per diluted share) during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
Existing free trade laws and regulations, such as the USMCA, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed a 10% tariff on imports from China and added an additional 10% on March 4, 2025. On March 4, 2025, the U.S. government also imposed 25% tariffs on imports from Mexico and Canada. From March 7, 2025, imports from Mexico and Canada that are compliant with the USMCA became exempt from this tariff. On April 3, 2025, the U.S. government began a phased implementation of a 25% tariff on automobiles and automobile parts. In addition, the U.S. government imposed a new universal baseline tariff of 10% on U.S. imports for all countries except Mexico and Canada effective April 5, 2025, plus additional country-specific tariffs at varying rates, effective April 9, 2025. The additional country-specific tariffs were subsequently suspended for most countries on April 9, 2025, for 90 days. The country-specific tariffs for imports from China were not suspended and were further increased on April 10, 2025, which, in combination with previous tariffs, resulted in a 145% tariff on imports from China.
While the impacts resulting from these incremental tariffs to the Company were minimal during the three months ended March 31, 2025, the future impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. In addition, we are continuing to work with our customers and suppliers to mitigate the impact of these incremental tariffs on our results of operations. Despite recent trade negotiations between the U.S. and other countries, including the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, effective January 1, 2024 and January 1, 2025, the government of Mexico implemented country-wide statutory minimum wage increases of 20% and 12%, respectively. The government of Mexico has also indicated it may implement other labor reforms, such as a bill to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
The outbreak of armed conflicts in the Middle East beginning in October 2023 has also created numerous uncertainties in the global economy and supply chains, including the risk that the conflicts spread throughout the broader region. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 21,200 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. During the year ended December 31, 2024, we invested approximately $1.6 billion (which includes approximately $535 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 11,000 patents and protective rights. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, which, as noted above, co-invest in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures, including potential impacts from the rapidly evolving trade policies and tariff actions, may continue throughout 2025. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 30% of the hourly workforce as of March 31, 2025. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $8.0 billion and substantial available liquidity of approximately $3.4 billion as of March 31, 2025, consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, the industry has recently been subjected to increased pricing pressures, specifically in relation to copper and petroleum-based resin products, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry has recently been impacted by increased operating and logistics challenges from certain global supply chain disruptions. For example, the rapidly evolving trade policies and tariff actions could result in increased pricing pressures on our global supply chain, which could adversely affect our business and financial results. In addition, during recent years, global economies were subjected to increased pricing pressure on semiconductors due to the worldwide semiconductor shortage. Although the severity of semiconductor related disruptions abated during the second half of 2023, we expect semiconductor supply cost and commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. Management continues to seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs, negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts and hedging. We have also negotiated, and will continue to negotiate, price increases with our customers in response to the aforementioned increased overall inflation and global supply chain disruptions.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
The results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$4,825		$4,901		$(76)
Cost of sales	3,905		4,023		118
Gross margin	920	19.1%	878	17.9%	42
Selling, general and administrative	384		366		(18)
Amortization	51		54		3
Restructuring	37		39		2
Operating income	448		419		29
Interest expense	(93)		(65)		(28)
Other income, net	—		15		(15)
Income before income taxes and equity loss	355		369		(14)
Income tax expense	(356)		(76)		(280)
(Loss) income before equity loss	(1)		293		(294)
Equity loss, net of tax	(10)		(69)		59
Net (loss) income	(11)		224		(235)
Net income attributable to noncontrolling interest	1		6		(5)
Net loss attributable to redeemable noncontrolling interest	(1)		—		(1)
Net (loss) income attributable to Aptiv	$(11)		$218		$(229)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2025 versus March 31, 2024.

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$4,825	$4,901	$(76)	$(42)	$(64)	$30	$—	$(76)
Total net sales for the three months ended March 31, 2025 decreased 2% compared to the three months ended March 31, 2024. Our volumes decreased 1% for the period, which primarily reflects volume declines in Europe and North America, compared to increased global automotive production of 1% (down 2% on an AWM basis). The declines in volumes reflect contractual price reductions, net of price recoveries, of $13 million. In addition, our net sales reflect unfavorable foreign currency impacts, primarily related to the Euro, South Korean Won and Chinese Yuan Renminbi .

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $118 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,905	$4,023	$118	$33	$44	$112	$(71)	$118
Gross margin	$920	$878	$42	$(9)	$(20)	$112	$(41)	$42
Percentage of net sales	19.1%	17.9%
(a)Presented net of contractual price reductions for gross margin variance.
The decrease in cost of sales reflects impacts of improved operational performance, currency exchange and decreased volumes. Cost of sales was also impacted by the following items in Other above:
•$30 million of increased commodity pass-through costs;
•Approximately $20 million of increased depreciation, primarily as a result of a higher fixed asset base, which includes long-lived asset impairment charges of $5 million; and
•$15 million of increased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$384	$366	$(18)
Percentage of net sales	8.0%	7.5%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, acquisition and project portfolio costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the three months ended March 31, 2025 compared to 2024, which includes $19 million of separation costs.

Amortization

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Amortization	$51	$54	$3
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three months ended March 31, 2025 and 2024 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$37	$39	$2
Percentage of net sales	0.8%	0.8%
The Company recorded employee-related and other restructuring charges totaling approximately $37 million during the three months ended March 31, 2025, of which $13 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment. The charges during the three months ended March 31,

2025 also included the recognition of approximately $3 million for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region, and we expect to recognize additional charges of approximately $30 million related to this program through the remainder of 2025, with cash payments expected to be largely completed within the next twelve months. We expect to make cash payments of approximately $85 million over the next twelve months pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $39 million during the three months ended March 31, 2024, of which $24 million was recognized for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region.
We expect to continue to incur additional restructuring expense in 2025 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $65 million (of which approximately $30 million relates to the Engineering Components Group segment, approximately $20 million relates to the Electrical Distribution Systems segment and approximately $15 million relates to the Advanced Safety and User Experience segment) for programs approved as of March 31, 2025. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Interest expense	$93	$65	$(28)
The increase in interest expense during the three months ended March 31, 2025 compared to 2024 primarily reflects the issuance of €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in June 2024, the issuance of $1,650 million in aggregate principal amount of senior unsecured notes (the “2024 Senior Notes) in September 2024 and the issuance of $500 million in aggregate principal amount of junior subordinated notes (the “2024 Junior Notes”) in September 2024, partially offset by the redemption of the $700 million in aggregate principal amount of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”) in September 2024 and the redemption of the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 in December 2024. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Other Income, Net

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Other income, net	$—	$15	$(15)
Other income, net for the three months ended March 31, 2025 includes interest income of $11 million, partially offset by a loss on extinguishment of debt of $3 million primarily in conjunction with the repayment of the Term Loan A, as discussed in Note 8. Debt to the consolidated financial statements contained herein.
Other income, net for the three months ended March 31, 2024 includes interest income of $20 million.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$356	$76	$(280)
The Company’s tax rate is affected by the fact that its parent entity was an Irish resident tax payer and became a Swiss resident tax payer in December 2024, the tax rates in Switzerland, Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2025 includes net discrete tax expense of approximately $281 million, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves. The Company’s effective tax rate for the three months ended March 31, 2024 includes net discrete tax expense of approximately $7 million, primarily related to changes in the tax benefits of vested share-based compensation and changes in accruals for unremitted earnings.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes and will continue to closely monitor developments. Our effective tax rate for the three months ended March 31, 2025 includes an unfavorable impact from the enacted Framework.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the three months ended March 31, 2025. No other deferred tax assets are impacted by the Guidance.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended March 31,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$10	$69	$59
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the three months ended March 31, 2025 compared to 2024 is primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 15% as a result of the Motional funding and ownership restructuring transactions that were completed in May 2024. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

Results of Operations by Segment
In connection with the Separation, as further described in Note 22. Separation of Electrical Distribution Systems to the consolidated financial statements contained herein for additional information, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments:
•Electrical Distribution Systems, which includes the full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 22. Separation of Electrical Distribution Systems to the consolidated financial statements contained herein, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
•Engineered Components Group, which includes interconnect and component solutions that optimize the distribution of signal, power and data for next-generation applications across multiple end markets.
•Advanced Safety and User Experience, which includes platforms and modular offerings, such as perception systems, high-performance compute solutions, cloud-native software for ADAS and user experience, and edge-to-cloud DevOps tools.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
Prior period amounts were adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2025 and 2024 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$2,024	$2,081	$(57)	$(56)	$(27)	$26	$—	$(57)
Engineered Components Group	1,581	1,596	(15)	17	(35)	3	—	(15)
Advanced Safety and User Experience	1,424	1,429	(5)	—	(5)	—	—	(5)
Eliminations and Other	(204)	(205)	1	(3)	3	1	—	1
Total	$4,825	$4,901	$(76)	$(42)	$(64)	$30	$—	$(76)

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2025	2024
Electrical Distribution Systems	12.2%	11.1%
Engineered Components Group	26.2%	24.8%
Advanced Safety and User Experience	18.2%	17.5%
Total	19.1%	17.9%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$143	$136	$7	$(10)	$35	$(18)	$7
Engineered Components Group	$274	$253	$21	$4	$32	$(15)	$21
Advanced Safety and User Experience	$155	$155	$—	$(3)	$45	$(42)	$—
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was impacted by operational performance and volume, including product mix, net of contractual price reductions. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$20 million of increased SG&A expense, not including the impact of separation costs and other acquisition and portfolio project costs;
•$16 million of unfavorable foreign currency impacts;
•Approximately $15 million of increased depreciation, primarily as a result of a higher fixed asset base; and
•$15 million of increased warranty costs.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring activities and separation activities. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, additional share repurchases and/or general corporate purposes. We also continually explore ways to enhance our capital structure.
As of March 31, 2025, we had cash and cash equivalents of $1.1 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $6.8 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2025:

March 31, 2025

(in millions)
Cash and cash equivalents	$1,100
Revolving Credit Facility, unutilized portion (1)	1,998
Committed European accounts receivable factoring facility, unutilized portion (2)	310
Total available liquidity	$3,408
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of March 31, 2025.
(2)Based on March 31, 2025 foreign currency rates, subject to the availability of eligible accounts receivable.

We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures, debt obligations and separation activities. In addition, we expect to continue to repurchase outstanding ordinary shares pursuant to our authorized ordinary share repurchase program, as further described below.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.1 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion (the “Repurchase Price”) and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately and recorded as a reduction to shareholders’ equity. Aptiv incurred approximately $4 million of direct costs in connection with the ASR Agreements. Given the Company’s ability to settle in shares, the remaining $750 million prepaid forward contract was classified as a reduction to additional paid-in capital as of December 31, 2024. The Company initially funded the accelerated share repurchase program with cash on hand and borrowings under the Bridge Credit Agreement. The Bridge Credit Agreement was subsequently repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and issuance of the 2024 Senior Notes and 2024 Junior Notes, as further described in Note 8. Debt.
During the three months ended March 31, 2025, a portion of the ASR Agreements were settled and Aptiv received incremental deliveries of approximately 11.7 million ordinary shares. In April 2025, Aptiv received further incremental deliveries of approximately 6.0 million ordinary shares, representing the final settlement of the ASR Agreements. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the three months ended March 31, 2025.
During the three months ended March 31, 2024, we repurchased approximately 7.3 million of our outstanding ordinary shares for $600 million in the open market.
As of March 31, 2025, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the three months ended March 31, 2024, Aptiv received dividends of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
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
The total gain recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, all as described above, was approximately $641 million (approximately $2.50 per diluted share) for the year ended December 31, 2024.
Investment in TTTech Auto AG—The shareholders of TTTech Auto AG (“TTTech Auto”) entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party, and as a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations. Upon completion of the sale, Aptiv will no longer hold an equity interest in TTTech Auto. The sale is anticipated to occur in 2025 and is subject to regulatory approvals and customary closing conditions.
Technology Investments—In February 2025, the Company’s Advanced Safety and User Experience segment made an investment of approximately 16 billion Korean Won (“KRW”) (approximately $11 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $108 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. Subsequently, in April 2025, Aptiv made an additional investment totaling approximately $29 million in convertible redeemable preferred shares of StradVision.
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using March 31, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of March 31, 2025, and the satisfaction of customary closing conditions.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
Credit Agreement
Aptiv PLC and its wholly-owned subsidiaries Aptiv Corporation and Aptiv Global Financing Designated Activity Company (“AGF DAC”) entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). AGF DAC and Aptiv Corporation are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings.
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the three months ended March 31, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.

As of March 31, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2025.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
The Applicable Rate under the Credit Agreement, as well as the facility fee, may increase or decrease from time to time based on changes in the Company’s credit ratings. Accordingly, the interest rate is subject to fluctuation during the term of the Credit Agreement based on changes in the ABR, SOFR and changes in the Company’s corporate credit ratings. The Credit Agreement also requires that Aptiv pay certain facility fees on the Revolving Credit Facility, which are also subject to adjustment based on certain letter of credit issuance and fronting fees.
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2025.
Term Loan A Credit Agreement
On August 19, 2024, Aptiv PLC and its wholly-owned subsidiaries AGF DAC and Aptiv Corporation entered into a senior unsecured term loan A credit agreement (the “Term Loan A Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as Administrative Agent, under which it maintained a senior unsecured credit facility consisting of a term loan (the “Term Loan A”) in aggregate principal amount of $600 million. Aptiv incurred approximately $2 million of issuance costs in connection with the Term Loan A.
As described above, proceeds from the Term Loan A were used to repay a portion of the loans incurred under the Bridge Credit Agreement during the three months ended September 30, 2024. This transaction was accounted for as a modification of debt in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, a pro-rata portion of the unamortized fees from the Bridge Credit Agreement in the amount of $4 million was transferred to the Term Loan A and, together with the $2 million of direct issuance costs referenced above, were amortized to interest expense over the term of the Term Loan A.
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the three months ended March 31, 2025 within other income, net in the consolidated statements of operations.
The Term Loan A had a maturity date of August 19, 2027. Prior to its repayment, borrowings under the Term Loan A Credit Agreement were prepayable at Aptiv’s option without premium or penalty. No principal payment was required until the maturity date.
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	March 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%

Senior and Junior Unsecured Notes
As of March 31, 2025, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$540	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$550	4.65%	September 2024	September 2029	March 13 and September 13
$800	3.25%	February 2022	March 2032	March 1 and September 1
$550	5.15%	September 2024	September 2034	March 13 and September 13
$810	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2025, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv Corporation and AGF DAC are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings. Old Aptiv issued the 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Old Aptiv. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Old Aptiv and Aptiv Corporation jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Old Aptiv and AGF DAC co-issued the 2024 Euro-denominated Senior Notes, the 2024 Senior Notes, and the 2024 Junior Notes, which are all guaranteed by Aptiv Corporation. In December 2024, in connection with the merger of Old Aptiv with and into Aptiv Swiss Holdings, with respect to each series of outstanding senior and junior notes previously issued by Old Aptiv, Aptiv Swiss Holdings succeeded to Old Aptiv as obligor, and Aptiv PLC was added as a guarantor. Together, Aptiv PLC, Aptiv Corporation, AGF DAC and Aptiv Swiss Holdings comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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

Obligor Group

Three Months Ended March 31, 2025	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(18)
Net loss	$(57)
Net loss attributable to Aptiv	$(57)

As of March 31, 2025:
Current assets (1)	$6,869
Long-term assets (1)	$723
Current liabilities (2)	$5,846
Long-term liabilities (2)	$7,896
Noncontrolling interest	$—

As of December 31, 2024:
Current assets (1)	$6,969
Long-term assets (1)	$692
Current liabilities (2)	$5,683
Long-term liabilities (2)	$8,126
Noncontrolling interest	$—
(1)Includes current assets of $6,495 million and $6,212 million, and long-term assets of $712 million and $687 million, due from Non-Guarantors as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes current liabilities of $5,678 million and $5,481 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2025 and December 31, 2024, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. The effective rate on amounts outstanding as of March 31, 2025 was 3.64%. As of March 31, 2025 and December 31, 2024, Aptiv had approximately $176 million and $450 million, respectively, outstanding under the European accounts receivable factoring facility. The maximum amount drawn under the European accounts receivable factoring facility during the three months ended March 31, 2025 was $450 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of March 31, 2025 and December 31, 2024, approximately $69 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of March 31, 2025 and December 31, 2024, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $273 million and $244 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows provided by operating activities for the three months ended March 31, 2025 consisted primarily of net losses of $11 million, increased by $256 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, and by $304 million for non-cash changes in deferred income taxes, primarily resulting from an increase in the valuation allowance associated with the Company’s 2023 Swiss tax benefit, partially offset by $352 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2024 consisted primarily of net earnings of $224 million, increased by $242 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $360 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $203 million and $305 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows used in investing activities for the three months ended March 31, 2025 and 2024 consisted primarily of capital expenditures.
Financing activities—Net cash used in financing activities totaled $553 million and $626 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows used in financing activities for the three months ended March 31, 2025 primarily included $279 million in repayments under short-term debt agreements and $250 million for the repayment of the Term Loan A. Cash flows used in financing activities for the three months ended March 31, 2024 primarily included $600 million paid to repurchase ordinary shares.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2025, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
We are including the following revised risk factor to reflect a material development subsequent to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2024. Except for the following revised risk factor, there have been no material changes in risk factors for the Company in the period covered by this report. The revised risk factor should be read in conjunction with or description of risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in the first quarter of 2025, the U.S. government imposed or threatened to impose new tariffs on all U.S. imports at varying rates. The recently announced tariffs exempt imports that are compliant with the USMCA. The future impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. In addition, we are continuing to work with our customers and suppliers to mitigate the impact of these incremental tariffs on our operations. Despite recent trade negotiations between the U.S. and other countries, including the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, the outbreak of armed conflicts in the Middle East beginning in October 2023 has created numerous uncertainties in the global economy and supply chains, including the risk that the conflicts spread throughout the broader region.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2025, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2025 to January 31, 2025
First settlement of ASR (4)	5,591,925		5,591,925
Other shares repurchased	—	$—	—	$2,515
February 1, 2025 to February 28, 2025	—	$—	—	$2,515
March 1, 2025 to March 31, 2025
Second settlement of ASR (4)	6,075,477		6,075,477
Other shares repurchased	—	$—	—	$2,515
Total	11,667,402	$—	11,667,402

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)
In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program commenced following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

(4)
In August 2024, the Company entered into an accelerated share repurchase program to repurchase an aggregate amount of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”), and received initial deliveries of approximately 30.8 million ordinary shares in aggregate, with a value of $2.25 billion, which were retired immediately. During the three months ended March 31, 2025, a portion of the ASR Agreements were settled and Aptiv received incremental deliveries of approximately 11.7 million ordinary shares. In April 2025, Aptiv received further incremental deliveries of approximately 6.0 million ordinary shares, representing the final settlement of the ASR Agreements. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the first quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Allan J. Brazier Senior Vice President and Chief Accounting Officer	Adoption	2/11/2025	11/14/2025	Sale of up to 7,539 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the first quarter of 2025, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.1	*+	Offer letter for Javed Khan, dated June 26, 2024
10.2	*+	Offer letter for Varun Laroyia, dated November 1, 2024
10.3	*+	Offer letter for Joseph T. Liotine, dated April 5, 2024
10.4	*+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2025
10.5		Amended and Restated Credit Agreement, dated as of March 31, 2025, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	March 31, 2025
22	*	List of Guarantor Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 1, 2025