Form 10-Q
period 2025-06-30
Aptiv PLC
filed 2025-07-31
CIK 1521332

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 25, 2025, was 217,759,811.

APTIV PLC
INDEX

		Page
Part I - Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	5
	Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (Unaudited)	7
	Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	10
	Cautionary Statement Regarding Forward Looking Information	51
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	75

Part II - Other Information
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 5.	Other Information	76
Item 6.	Exhibits	77

Signatures		78

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net sales	$5,208	$5,051	$10,033	$9,952
Operating expenses:
Cost of sales	4,211	4,083	8,116	8,106
Selling, general and administrative	406	405	790	771
Amortization	53	52	104	106
Restructuring (Note 7)	52	70	89	109
Total operating expenses	4,722	4,610	9,099	9,092
Operating income	486	441	934	860
Interest expense	(91)	(64)	(184)	(129)
Other income, net (Note 16)	12	10	12	25
Net gain on equity method transactions (Note 21)	46	641	46	641
Income before income taxes and equity loss	453	1,028	808	1,397
Income tax expense (Note 11)	(45)	(51)	(401)	(127)
Income before equity loss	408	977	407	1,270
Equity loss, net of tax	(11)	(34)	(21)	(103)
Net income	397	943	386	1,167
Net income attributable to noncontrolling interest	5	5	6	11
Net loss attributable to redeemable noncontrolling interest	(1)	—	(2)	—
Net income attributable to Aptiv	$393	$938	$382	$1,156

Basic net income per share:
Basic net income per share attributable to Aptiv	$1.80	$3.47	$1.71	$4.24
Weighted average number of basic shares outstanding	217.73	270.19	223.91	272.69

Diluted net income per share:
Diluted net income per share attributable to Aptiv	$1.80	$3.47	$1.70	$4.24
Weighted average number of diluted shares outstanding	218.11	270.43	224.32	272.87
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net income	$397	$943	$386	$1,167
Other comprehensive income (loss):
Currency translation adjustments	228	(87)	333	(158)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 14)	71	(101)	133	(86)
Employee benefit plans adjustment, net of tax	(1)	1	(1)	1
Net change in unrealized gain on available-for-sale debt securities, net of tax (Note 15)	9	—	9	—
Other comprehensive income (loss)	307	(187)	474	(243)
Comprehensive income	704	756	860	924
Comprehensive income attributable to noncontrolling interests	6	6	7	11
Comprehensive income (loss) attributable to redeemable noncontrolling interest	8	(2)	11	(4)
Comprehensive income attributable to Aptiv	$690	$752	$842	$917
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,448	$1,573
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts of $47 million and $37 million, respectively (Note 2)	3,717	3,261
Inventories (Note 3)	2,475	2,320
Other current assets (Note 4)	732	671
Total current assets	8,373	7,826
Long-term assets:
Property, net	3,754	3,698
Operating lease right-of-use assets	513	495
Investments in affiliates (Note 21)	1,311	1,433
Intangible assets, net (Note 2)	2,105	2,140
Goodwill (Note 2)	5,248	5,024
Other long-term assets (Note 4)	2,638	2,842
Total long-term assets	15,569	15,632
Total assets	$23,942	$23,458
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$32	$509
Accounts payable	3,039	2,870
Accrued liabilities (Note 5)	1,680	1,752
Total current liabilities	4,751	5,131
Long-term liabilities:
Long-term debt (Note 8)	7,758	7,843
Pension benefit obligations	426	374
Long-term operating lease liabilities	422	412
Other long-term liabilities (Note 5)	610	613
Total long-term liabilities	9,216	9,242
Total liabilities	13,967	14,373
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	103	92
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 217,759,811 and 235,035,739 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	3,605	2,966
Retained earnings	6,797	7,002
Accumulated other comprehensive loss (Note 13)	(714)	(1,174)
Total Aptiv shareholders’ equity	9,690	8,796
Noncontrolling interest	182	197
Total shareholders’ equity	9,872	8,993
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,942	$23,458
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$386	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	388	372
Amortization	104	106
Amortization of deferred debt issuance costs	5	4
Restructuring expense, net of cash paid	2	(34)
Deferred income taxes	306	31
Pension and other postretirement benefit expenses	23	23
Loss from equity method investments, net of dividends received	29	110
Loss on extinguishment of debt	3	—
(Gain) loss on sale of assets	(4)	1
Share-based compensation	71	57
Net gain on equity method transactions	(46)	(641)
Changes in operating assets and liabilities:
Accounts receivable, net	(456)	(46)
Inventories	(155)	(5)
Other assets	(112)	(30)
Accounts payable	242	(110)
Accrued and other long-term liabilities	(18)	(83)
Other, net	24	(22)
Pension contributions	(9)	(13)
Net cash provided by operating activities	783	887
Cash flows from investing activities:
Capital expenditures	(346)	(491)
Proceeds from sale of property	2	2
Proceeds from asset sale	4	—
Proceeds from sale of technology investments	1	—
Cost of technology investments	(42)	(40)
Proceeds from the sale of equity method investments	164	448
Purchase of short-term investments	—	(748)
Settlement of derivatives	5	—
Net cash used in investing activities	(212)	(829)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(458)	(11)
Repayment of term loans	(250)	—
Proceeds from the issuance of senior and junior notes, net of issuance costs (net of $0 and $7 issuance costs and $0 and $2 discount, respectively)	—	798
Fees related to modification of debt agreements	(5)	—
Repurchase of ordinary shares	—	(1,030)
Taxes withheld and paid on employees’ restricted share awards	(19)	(21)
Net cash used in financing activities	(732)	(264)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	36	(25)
Decrease in cash, cash equivalents and restricted cash	(125)	(231)
Cash, cash equivalents and restricted cash at beginning of the period	1,574	1,640
Cash, cash equivalents and restricted cash at end of the period	$1,449	$1,409

	June 30,
	2025	2024
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$149	$167
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2025		(in millions)
Balance at March 31, 2025	$95	224	$2	—	$—	$3,372	$6,598	$(1,011)	$8,961	$198	$9,159
Net income	—	—	—	—	—	—	393	—	393	—	393
Other comprehensive income	9	—	—	—	—	—	—	297	297	1	298
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—	5	5
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(22)	(22)
Repurchase of ordinary shares	—	(6)	—	—	—	(56)	(194)	—	(250)	—	(250)
Forward contracts for share repurchases	—	—	—	—	—	250	—	—	250	—	250
Share-based compensation	—	—	—	—	—	39	—	—	39	—	39
Balance at June 30, 2025	$103	218	$2	—	$—	$3,605	$6,797	$(714)	$9,690	$182	$9,872

2024
Balance at March 31, 2024	$97	272	$3	—	$—	$3,968	$7,847	$(698)	$11,120	$202	$11,322
Net income	—	—	—	—	—	—	938	—	938	—	938
Other comprehensive (loss) income	(2)	—	—	—	—	—	—	(186)	(186)	1	(185)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Repurchase of ordinary shares	—	(6)	—	—	—	(50)	(384)	—	(434)	—	(434)
Share-based compensation	—	1	—	—	—	30	—	—	30	—	30
Balance at June 30, 2024	$95	267	$3	—	$—	$3,947	$8,401	$(884)	$11,467	$208	$11,675
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30,

		Ordinary Shares		Preferred Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2025		(in millions)
Balance at January 1, 2025	$92	235	$2	—	$—	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net income	—	—	—	—	—	—	382	—	382	—	382
Other comprehensive income	13	—	—	—	—	—	—	460	460	1	461
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	—	—	6	6
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	—	—	(22)	(22)
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Repurchase of ordinary shares	—	(18)	—	—	—	(163)	(587)	—	(750)	—	(750)
Forward contracts for share repurchases	—	—	—	—	—	750	—	—	750	—	750
Share-based compensation	—	1	—	—	—	71	—	—	71	—	71
Balance at June 30, 2025	$103	218	$2	—	$—	$3,605	$6,797	$(714)	$9,690	$182	$9,872

2024
Balance at January 1, 2024	$99	279	$3	—	$—	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	—	—	1,156	—	1,156	—	1,156
Other comprehensive loss	(4)	—	—	—	—	—	—	(239)	(239)	—	(239)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	11	11
Taxes withheld on employees’ restricted share award vestings	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Repurchase of ordinary shares	—	(13)	—	—	—	(117)	(917)	—	(1,034)	—	(1,034)
Share-based compensation	—	1	—	—	—	57	—	—	57	—	57
Balance at June 30, 2024	$95	267	$3	—	$—	$3,947	$8,401	$(884)	$11,467	$208	$11,675
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

In connection with the Separation, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.

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
During the three months ended June 30, 2025, Aptiv received dividends of $8 million from its equity method investments. During the six months ended June 30, 2024, Aptiv received dividends of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv’s investments in publicly traded equity securities totaled $11 million as of June 30, 2025 and December 31, 2024, and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $219 million and $167 million as of June 30, 2025 and December 31, 2024, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $103 million and $92 million as of June 30, 2025 and December 31, 2024, respectively.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of June 30, 2025 and December 31, 2024, the Company reported $3,717 million and $3,261 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $47 million and $37 million, respectively. Changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2025.
Inventories—As of June 30, 2025 and December 31, 2024, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Intangible assets—Intangible assets were $2,105 million and $2,140 million as of June 30, 2025 and December 31, 2024, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $53 million and $104 million for the three and six months ended June 30, 2025, respectively, and $52 million and $106 million for the three and six months ended June 30, 2024, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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

The Company concluded there were no goodwill impairments during the six months ended June 30, 2025 and 2024. Goodwill was $5,248 million and $5,024 million as of June 30, 2025 and December 31, 2024, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55% of our total net sales for the three and six months ended June 30, 2025, which included approximately 11% to Ford Motor Company during the three and six months ended June 30, 2025. Our ten largest customers accounted for approximately 57% and 56% for the three and six months ended June 30, 2024, which included approximately 10% to Ford Motor Company during the three months ended June 30, 2024, and none of which individually exceeded 10% for the six months ended June 30, 2024. During the three and six months ended June 30, 2025, our Electrical Distribution Systems segment and Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers, and our Engineered Components Group segment recognized net sales to nine of our ten largest customers during the three months ended June 30, 2025 and to each of our top ten largest customers during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, our Electrical Distribution Systems segment and Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers, and our Engineered Components Group Segment recognized net sales to nine of our ten largest customers during the three and six months ended June 30, 2024.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement in the first quarter of 2025. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. As the Company did not have any applicable joint venture formations during the first half of 2025, there was no impact to the Company’s financial statements upon adoption. The adoption of this guidance will be applied to any applicable joint venture formations that occur in future periods.
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
Recently issued accounting pronouncements not yet adopted—In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update clarify guidance for identifying the accounting acquirer in business combination effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing U.S. GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s financial statements.

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2025	December 31, 2024

	(in millions)
Productive material	$1,544	$1,463
Work-in-process	229	199
Finished goods	702	658
Total	$2,475	$2,320

4. ASSETS
Other current assets consisted of the following:

	June 30, 2025	December 31, 2024

	(in millions)
Value added tax receivable	$180	$184
Prepaid insurance and other expenses	124	97
Reimbursable engineering costs	177	181
Notes receivable	5	6
Income and other taxes receivable	104	106
Deposits to vendors	8	4
Derivative financial instruments (Note 14)	43	18
Capitalized upfront fees (Note 20)	11	10
Contract assets (Note 20)	74	65
Other	6	—
Total	$732	$671

Other long-term assets consisted of the following:

	June 30, 2025	December 31, 2024

	(in millions)
Deferred income taxes, net	$1,967	$2,281
Unamortized Revolving Credit Facility debt issuance costs	7	4
Income and other taxes receivable	50	47
Reimbursable engineering costs	141	124
Value added tax receivable	2	2
Technology investments (Note 21)	230	178
Derivative financial instruments (Note 14)	11	1
Capitalized upfront fees (Note 20)	38	43
Contract assets (Note 20)	82	65
Other	110	97
Total	$2,638	$2,842

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024

	(in millions)
Payroll-related obligations	$393	$344
Employee benefits, including current pension obligations	95	143
Income and other taxes payable	191	187
Warranty obligations (Note 6)	85	62
Restructuring (Note 7)	112	102
Customer deposits	92	132
Derivative financial instruments (Note 14)	2	76
Accrued interest	69	90
Dividends payable	22	—
Contract liabilities (Note 20)	96	111
Operating lease liabilities	136	124
Other	387	381
Total	$1,680	$1,752

Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024

	(in millions)
Environmental	$2	$3
Extended disability benefits	3	3
Warranty obligations (Note 6)	26	12
Restructuring (Note 7)	19	16
Payroll-related obligations	11	9
Accrued income taxes	150	165
Deferred income taxes, net	298	290
Contract liabilities (Note 20)	25	13
Derivative financial instruments (Note 14)	—	39
Other	76	63
Total	$610	$613

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2025. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2025 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2025:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$74
Provision for estimated warranties incurred during the period	19
Changes in estimate for pre-existing warranties (1)	40
Settlements	(24)
Foreign currency translation and other	2
Accrual balance at end of period	$111
(1)In addition to amounts recorded to the product warranty liability, during the six months ended June 30, 2025, Aptiv recognized a $15 million recovery from a supplier related to a warranty matter. The current portion of supplier recoveries is recorded in accounts receivable, net and the non-current portion is recorded in other long-term assets in the consolidated balance sheets. Warranty expense, net of supplier recoveries was $44 million for the six months ended June 30, 2025.

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. The Company recorded employee-

related and other restructuring charges related to these programs totaling approximately $52 million and $89 million during the three and six months ended June 30, 2025, respectively, which included the recognition of approximately $12 million and $15 million, respectively, for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region. The charges recorded during the three and six months ended June 30, 2025 also included the recognition of approximately $9 million and $22 million, respectively, within the Electrical Distribution Systems segment for programs to downsize and close European manufacturing sites.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $25 million (of which approximately $10 million relates to the Electrical Distribution Systems segment, approximately $10 million relates to the Engineering Components Group segment and approximately $5 million relates to the Advanced Safety and User Experience segment) for programs approved as of June 30, 2025, and are expected to be incurred within the next twelve months.
During the three and six months ended June 30, 2024, Aptiv recorded employee-related and other restructuring charges totaling approximately $70 million and $109 million, respectively, which included the recognition of approximately $30 million and $54 million, respectively, for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region. The charges recorded during the three and six months ended June 30, 2024 also reflected programs to align manufacturing capacity with the current levels of automotive production in North America and Asia Pacific.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $87 million and $143 million in the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2025 and 2024 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Electrical Distribution Systems	$25	$35	$41	$50
Engineered Components Group	17	19	32	26
Advanced Safety and User Experience	10	16	16	33
Total	$52	$70	$89	$109
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2025:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2025	$118	$—	$118
Provision for estimated expenses incurred during the period	89	—	89
Payments made during the period	(87)	—	(87)
Foreign currency and other	11	—	11
Accrual balance at June 30, 2025	$131	$—	$131

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Accounts receivable factoring	$—	$450
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	584	519
4.35%, senior notes, due 2029 (net of $1 and $1 unamortized issuance costs, respectively)	299	299
4.650%, senior notes, due 2029 (net of $4 and $5 unamortized issuance costs, respectively)	546	545
3.25%, senior notes, due 2032 (net of $5 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	793	793
5.150%, senior notes, due 2034 (net of $5 and $5 unamortized issuance costs and $1 and $1 discount, respectively)	544	544
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $7 unamortized issuance costs and $2 and $2 discount, respectively)	869	772
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	346	345
3.10%, senior notes, due 2051 (net of $15 and $15 unamortized issuance costs and $29 and $30 discount, respectively)	1,456	1,455
4.15%, senior notes, due 2052 (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	988	988
5.750%, senior notes, due 2054 (net of $6 and $6 unamortized issuance costs and $3 and $3 discount, respectively)	541	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $6 and $7 unamortized issuance costs, respectively)	494	493
Term Loan A, due 2027 (net of $0 and $2 unamortized issuance costs, respectively)	—	248
Finance leases and other	34	64
Total debt	7,790	8,352
Less: current portion	(32)	(509)
Long-term debt	$7,758	$7,843
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the six months ended June 30, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.
As of June 30, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2025.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the six months ended June 30, 2025 within other income, net in the consolidated statements of operations.
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
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	June 30, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%
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
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv Corporation and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of June 30, 2025, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of June 30, 2025, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2025, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2024, Aptiv had approximately $450 million outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2025 and December 31, 2024, approximately $34 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.

Interest—Cash paid for interest related to debt outstanding totaled $200 million and $124 million for the six months ended June 30, 2025 and 2024, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of June 30, 2025 and December 31, 2024, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2025 and 2024:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	10	10	—	—
Expected return on plan assets	(4)	(4)	—	—
Amortization of actuarial losses	1	—	—	1
Net periodic benefit cost	$12	$10	$—	$1

	Non-U.S. Plans		U.S. Plans

	Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Service cost	$10	$10	$—	$—
Interest cost	20	21	—	—
Expected return on plan assets	(8)	(9)	—	—
Amortization of actuarial losses	1	—	—	1
Net periodic benefit cost	$23	$22	$—	$1
Other postretirement benefit obligations were approximately $1 million at June 30, 2025 and December 31, 2024.

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

Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2025 and December 31, 2024, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2025, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in millions)
Income tax expense	$45	$51	$401	$127
Effective tax rate	10%	5%	50%	9%
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
The Company’s effective tax rate for the three and six months ended June 30, 2025 includes net discrete tax benefits of approximately $40 million and net discrete tax expense of approximately $241 million, respectively, primarily related to a change in valuation allowance on the Swiss tax incentive, as described below, partially offset by changes in other valuation allowances and changes in reserves. The Company’s effective tax rate for the three and six months ended June 30, 2024 includes net discrete tax benefits of approximately $27 million and $20 million, respectively, primarily related to a business reorganization that occurred in the second quarter of 2024. Also included as a discrete item in the effective tax rate for the three months ended June 30, 2024 is the beneficial impact of approximately 8 points resulting from the Motional AD LLC (“Motional”) funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned.

Aptiv PLC is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $130 million and $151 million for the six months ended June 30, 2025 and 2024, respectively.
On December 15, 2022, the European Union (the “E.U.”) Member States formally adopted the Pillar Two Framework (the “Framework”), which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (the “OECD”). Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes and will continue to closely monitor developments. Our effective tax rate for the six months ended June 30, 2025 includes an unfavorable impact from the enacted Framework.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the six months ended June 30, 2025. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to Aptiv beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. We are in the process of evaluating the impact of the Act on our consolidated financial statements.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Numerator:
Net income attributable to Aptiv	$393	$938	$382	$1,156
Denominator:
Weighted average ordinary shares outstanding, basic	217.73	270.19	223.91	272.69
Dilutive shares related to restricted stock units	0.38	0.24	0.41	0.18
Weighted average ordinary shares outstanding, including dilutive shares	218.11	270.43	224.32	272.87

Net income per share attributable to Aptiv:
Basic	$1.80	$3.47	$1.71	$4.24
Diluted	$1.80	$3.47	$1.70	$4.24
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
During the six months ended June 30, 2025, upon final settlements under the ASR Agreements, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the six months ended June 30, 2025.
During the six months ended June 30, 2024, we repurchased approximately 12.7 million of our outstanding ordinary shares for $1,034 million in the open market.
As of June 30, 2025, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2025 and 2024 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(935)	$(829)	$(1,036)	$(761)
Aggregate adjustment for the period (1)	218	(86)	319	(154)
Balance at end of period	(717)	(915)	(717)	(915)

Gains (losses) on derivatives:
Balance at beginning of period	(59)	155	(121)	140
Other comprehensive income before reclassifications (net tax effect of $(12), $(4), $(23) and $(4))	67	(50)	128	9
Reclassification to income (net tax effect of $(2), $2, $(5) and $2)	4	(51)	5	(95)
Balance at end of period	12	54	12	54

Pension and postretirement plans:
Balance at beginning of period	(13)	(24)	(13)	(24)
Other comprehensive income before reclassifications (net tax effect of $1, $0, $1, and $0)	(2)	—	(2)	—
Reclassification to income (nil net tax effect for all periods presented)	1	1	1	1
Balance at end of period	(14)	(23)	(14)	(23)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	(4)	—	(4)	—
Other comprehensive income before reclassifications (net tax effect of $(1), $0, $(1) and $0) (2)	9	—	9	—
Reclassification to income (nil net tax effect for all periods presented)	—	—	—	—
Balance at end of period	5	—	5	—

Accumulated other comprehensive loss, end of period	$(714)	$(884)	$(714)	$(884)
(1)Includes losses of $112 million and $162 million for three and six months ended June 30, 2025, respectively, and gains of $18 million and $42 million for the three and six months ended June 30, 2024, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto AG (“TTTech Auto) during the three months ended June 30, 2025. Refer to Note 21. Investment in Affiliates for additional information.
(2)Represents change in fair value for the Company’s investments in StradVision, Inc. (“StradVision”) and MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), both of which are foreign currency-denominated investments. Refer to Note 15. Fair Value of Financial Instruments for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2025 and 2024 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2025	2024	2025	2024

	(in millions)
Foreign currency translation adjustments:
Sale of equity method investment (1)	$6	$—	$6	$—	Net gain on equity method transactions
	6	—	6	—	Income before income taxes
	—	—	—	—	Income tax expense
	6	—	6	—	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$6	$—	$6	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$6	$9	$10	$5	Cost of sales
Foreign currency derivatives	(12)	44	(20)	92	Cost of sales
	(6)	53	(10)	97	Income before income taxes
	2	(2)	5	(2)	Income tax expense
	(4)	51	(5)	95	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(4)	$51	$(5)	$95	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial losses	$(1)	$(1)	$(1)	$(1)	Other income, net (2)
	(1)	(1)	(1)	(1)	Income before income taxes
	—	—	—	—	Income tax expense
	(1)	(1)	(1)	(1)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(1)	$(1)	$(1)	Net income attributable to Aptiv

Total reclassifications for the period	$1	$50	$—	$94
(1)Represents accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto during the three months ended June 30, 2025.
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
As of June 30, 2025, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	81,690	pounds	$365

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	23,993	MXN	$1,270
Chinese Yuan Renminbi	3,216	RMB	$450
Polish Zloty	942	PLN	$260
Hungarian Forint	24,646	HUF	$70
British Pound	52	GBP	$70
As of June 30, 2025, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2027.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2025 were $40 million (approximately $35 million, net of tax). Of this total, approximately $26 million of gains are expected to be included in cost of sales within the next 12 months and approximately $14 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2025 and 2024, the Company received $5 million and less than $1 million, respectively, at settlement related to forward contracts that matured during the respective period. In March 2025, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in September 2025. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries, and had designated the €700 million 2015 Euro-denominated Senior Notes prior to being redeemed in the fourth quarter of 2024, as more fully described in Note 8. Debt. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three and six months ended June 30, 2025, $112 million and $162 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. During the three and six months ended June 30, 2024, $18 million and $42 million of gains, respectively were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $87 million and gains of $75 million as of June 30, 2025 and December 31, 2024, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2025	Balance Sheet Location	June 30, 2025	June 30, 2025

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$18	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	27	Other current assets	4	$23
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	3	(1)
Commodity derivatives	Other long-term assets	2	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	12	Other long-term assets	3	9
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	1	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$62		$12

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2024	Balance Sheet Location	December 31, 2024	December 31, 2024

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$5
Foreign currency derivatives*	Other current assets	10	Other current assets	3	$7
Foreign currency derivatives*	Accrued liabilities	10	Accrued liabilities	80	(70)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term liabilities	3	Other long-term liabilities	35	(32)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	5	Accrued liabilities	—
Total derivatives designated as hedges		$34		$130

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$1		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of June 30, 2025 and a net liability position as of December 31, 2024.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024 are as follows:

Three Months Ended June 30, 2025	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$4	$6
Foreign currency derivatives	76	(12)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$79	$(6)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$3
Total	$3

Three Months Ended June 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$40	$9
Foreign currency derivatives	(87)	44
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$(46)	$53

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)

Six Months Ended June 30, 2025	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$36	$10
Foreign currency derivatives	117	(20)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$151	$(10)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$4
Total	$4

Six Months Ended June 30, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$56	$5
Foreign currency derivatives	(46)	92
Derivatives designated as net investment hedges:
Foreign currency derivatives	3	—
Total	$13	$97

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(4)
Total	$(4)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

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
As of June 30, 2025 and December 31, 2024, Aptiv was in a net derivative asset position of $52 million and a net derivative liability position of $96 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
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

The below table summarizes the cost, cumulative unrealized gains, cumulative unrealized losses and estimated fair value of Aptiv’s debt securities as of June 30, 2025 and December 31, 2024:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of June 30, 2025
Available-for-sale debt securities	$205	$18	$(12)	$211
Total debt securities	$205	$18	$(12)	$211

As of December 31, 2024
Available-for-sale debt securities	$165	$8	$(12)	$161
Total debt securities	$165	$8	$(12)	$161
The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Fair value at beginning of period	$161	$—
Additions	40	84
Measurement adjustments	10	—
Fair value at end of period	$211	$84
There were no impairment charges related to these investments during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2025:
Commodity derivatives	$20	$—	$20	$—
Foreign currency derivatives	34	—	34	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	211	—	—	211
Total	$276	$11	$54	$211
As of December 31, 2024:
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	13	—	13	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	161	—	—	161
Total	$191	$11	$19	$161

As of June 30, 2025 and December 31, 2024, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2025:
Foreign currency derivatives	$2	$—	$2	$—
Total	$2	$—	$2	$—
As of December 31, 2024:
Commodity derivatives	$12	$—	$12	$—
Foreign currency derivatives	103	—	103	—
Total	$115	$—	$115	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2025 and December 31, 2024, total debt was recorded at $7,790 million and $8,352 million, respectively, and had estimated fair values of $6,656 million and $7,125 million, respectively. For all other financial instruments recorded at June 30, 2025 and December 31, 2024, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $4 million during the three months ended June 30, 2025 within cost of sales, primarily related to the declines in the fair value of certain fixed assets in connection with a planned site exit. Aptiv recorded non-cash long-lived asset impairment charges of $9 million during the six months ended June 30, 2025 within cost of sales, primarily related to the declines in the fair value of certain fixed assets in connection with the consolidation of certain business operations and in connection with a planned site exit. Aptiv recorded non-cash long-lived asset impairment charges of $14 million for the six months ended June 30, 2024 within cost of sales, primarily related to an operating lease right-of-use asset that will no longer be in use during the remaining lease term. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Interest income	$13	$16	$24	$36
Loss on extinguishment of debt	—	—	(3)	—
Components of net periodic benefit cost other than service cost (Note 9)	(7)	(7)	(13)	(13)
Gain on change in fair value of publicly traded equity securities	3	3	1	2
Other, net	3	(2)	3	—
Other income, net	$12	$10	$12	$25
During the three months ended June 30, 2025 and 2024, net unrealized gains of $3 million were recognized for publicly traded equity securities still held as of June 30, 2025. During the six months ended June 30, 2025 and 2024, net unrealized gains of $1 million and $2 million, respectively, were recognized for publicly traded equity securities still held as of June 30, 2025.

17. ACQUISITIONS AND DIVESTITURES
In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Advanced Safety and User Experience segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million during the three months ended June 30, 2025, within cost of sales in the consolidated statements of operations.
The Company had no other business acquisitions or divestitures during the three and six months ended June 30, 2025 and for the fiscal year ended December 31, 2024.

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

Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2025	38,590	$2	April 2026	N/A	N/A	N/A
April 2024	30,497	$2	April 2025	29,199	$2	1,298
April 2023	20,584	$2	April 2024	18,272	$1	2,312
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
The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2025	554,363	$36	224,317	138,010	$9	58,518
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2025	2,770	$92.98
Granted	2,087	$68.97
Vested	(635)	$96.62
Forfeited	(211)	$84.03
Nonvested, June 30, 2025	4,011	$80.38
Aptiv recognized share-based compensation expense related to these RSUs of $37 million ($32 million, net of tax) and $27 million ($23 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2025 and 2024, respectively. Aptiv recognized share-based compensation expense of $67 million ($59 million, net of tax) and $52 million ($44 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2025 and 2024, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2025, unrecognized compensation expense on a pre-tax basis of approximately $253 million is anticipated to be recognized over a weighted average period of approximately two years. For the six months ended June 30, 2025 and 2024, approximately $19 million and $21 million, respectively, of cash was paid and reflected as a financing activity in the consolidated statements of cash flows related to the tax withholding for vested RSUs.

19. SEGMENT REPORTING
In connection with the Separation, as further described in Note 22. Separation of Electrical Distribution Systems, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Aptiv’s chief operating decision maker (“CODM”), who is the Company’s chair and chief executive officer, regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to, the segments.
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
Included below are sales, significant expenses and operating data for Aptiv’s segments for the three and six months ended June 30, 2025 and 2024.

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2025:
Sales from external customers	$2,206	$1,499	$1,503	$—	$5,208
Intersegment revenues	—	224	4	(228)	—
Net sales	$2,206	$1,723	$1,507	$(228)	$5,208
Cost of sales	(1,944)	(1,277)	(1,218)	228	(4,211)
Selling, general and administrative	(132)	(160)	(114)	—	(406)
Other segment items (2)	33	1	3	—	37
Segment adjusted operating income	$163	$287	$178	$—	$628
Depreciation and amortization	$64	$113	$73	$—	$250
Net gain on equity method transactions	$—	$—	$46	$—	$46
Equity income (loss), net of tax	$3	$—	$(14)	$—	$(11)
Net income attributable to noncontrolling interest	$5	$—	$—	$—	$5
Net loss attributable to redeemable noncontrolling interest	$—	$(1)	$—	$—	$(1)
Capital expenditures	$51	$61	$33	$4	$149

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2024:
Sales from external customers	$2,064	$1,433	$1,554	$—	$5,051
Intersegment revenues	1	193	—	(194)	—
Net sales	$2,065	$1,626	$1,554	$(194)	$5,051
Cost of sales	(1,822)	(1,183)	(1,272)	194	(4,083)
Selling, general and administrative	(114)	(153)	(138)	—	(405)
Other segment items (2)	9	8	26	—	43
Segment adjusted operating income	$138	$298	$170	$—	$606
Depreciation and amortization	$56	$106	$86	$—	$248
Net gain on equity method transactions	$—	$—	$641	$—	$641
Equity income (loss), net of tax	$4	$—	$(38)	$—	$(34)
Net income attributable to noncontrolling interest	$5	$—	$—	$—	$5
Capital expenditures	$64	$88	$65	$9	$226

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2025:
Sales from external customers	$4,229	$2,880	$2,924	$—	$10,033
Intersegment revenues	1	424	7	(432)	—
Net sales	$4,230	$3,304	$2,931	$(432)	$10,033
Cost of sales	(3,722)	(2,443)	(2,383)	432	(8,116)
Selling, general and administrative	(256)	(308)	(226)	—	(790)
Other segment items (2)	54	8	11	—	73
Segment adjusted operating income	$306	$561	$333	$—	$1,200
Depreciation and amortization	$121	$225	$146	$—	$492
Net gain on equity method transactions	$—	$—	$46	$—	$46
Equity income (loss), net of tax	$8	$—	$(29)	$—	$(21)
Net income attributable to noncontrolling interest	$6	$—	$—	$—	$6
Net loss attributable to redeemable noncontrolling interest	$—	$(2)	$—	$—	$(2)
Capital expenditures	$79	$182	$74	$11	$346

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)		Total

	(in millions)
For the Six Months Ended June 30, 2024:
Sales from external customers	$4,144	$2,826	$2,982	$—		$9,952
Intersegment revenues	2	396	1	(399)		—
Net sales	$4,146	$3,222	$2,983	$(399)		$9,952
Cost of sales	(3,671)	(2,383)	(2,451)	399		(8,106)
Selling, general and administrative	(221)	(304)	(246)	—		(771)
Other segment items (2)	20	16	39	—	0	75
Segment adjusted operating income	$274	$551	$325	$—		$1,150
Depreciation and amortization	$114	$209	$155	$—		$478
Net gain on equity method transactions	$—	$—	$641	$—		$641
Equity income (loss), net of tax	$8	$—	$(111)	$—		$(103)
Net income attributable to noncontrolling interest	$11	$—	$—	$—		$11
Capital expenditures	$131	$213	$120	$27		$491
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

The reconciliations of Segment Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2025 and 2024 are as follows:

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2025:
Segment adjusted operating income	$163	$287	$178	$628
Amortization	(1)	(30)	(22)	(53)
Restructuring	(25)	(17)	(10)	(52)
Separation costs	(28)	—	—	(28)
Other acquisition and portfolio project costs	(2)	—	(4)	(6)
Asset impairments	(3)	(1)	—	(4)
Compensation expense related to acquisitions	—	—	(4)	(4)
Gain on asset sale	—	—	5	5
Operating income				486
Interest expense				(91)
Other income, net				12
Net gain on equity method transactions				46
Income before income taxes and equity loss				453
Income tax expense				(45)
Equity loss, net of tax				(11)
Net income				397
Net income attributable to noncontrolling interest				5
Net loss attributable to redeemable noncontrolling interest				(1)
Net income attributable to Aptiv				$393

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Three Months Ended June 30, 2024:
Segment adjusted operating income	$138	$298	$170	$606
Amortization	—	(31)	(21)	(52)
Restructuring	(35)	(19)	(16)	(70)
Other acquisition and portfolio project costs	(9)	(8)	(8)	(25)
Asset impairments	—	—	(14)	(14)
Compensation expense related to acquisitions	—	—	(4)	(4)
Operating income				441
Interest expense				(64)
Other income, net				10
Net gain on equity method transactions				641
Income before income taxes and equity loss				1,028
Income tax expense				(51)
Equity loss, net of tax				(34)
Net income				943
Net income attributable to noncontrolling interest				5
Net income attributable to Aptiv				$938

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2025:
Segment adjusted operating income	$306	$561	$333	$1,200
Amortization	(1)	(59)	(44)	(104)
Restructuring	(41)	(32)	(16)	(89)
Separation costs	(47)	—	—	(47)
Other acquisition and portfolio project costs	(4)	(2)	(7)	(13)
Asset impairments	(3)	(6)	—	(9)
Compensation expense related to acquisitions	—	—	(9)	(9)
Gain on asset sale	—	—	5	5
Operating income				934
Interest expense				(184)
Other income, net				12
Net gain on equity method transactions				46
Income before income taxes and equity loss				808
Income tax expense				(401)
Equity loss, net of tax				(21)
Net income				386
Net income attributable to noncontrolling interest				6
Net loss attributable to redeemable noncontrolling interest				(2)
Net income attributable to Aptiv				$382

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Total

	(in millions)
For the Six Months Ended June 30, 2024:
Segment adjusted operating income	$274	$551	$325	$1,150
Amortization	(1)	(61)	(44)	(106)
Restructuring	(50)	(26)	(33)	(109)
Other acquisition and portfolio project costs	(20)	(16)	(17)	(53)
Asset impairments	—	—	(14)	(14)
Compensation expense related to acquisitions	—	—	(8)	(8)
Operating income				860
Interest expense				(129)
Other income, net				25
Net gain on equity method transactions				641
Income before income taxes and equity loss				1,397
Income tax expense				(127)
Equity loss, net of tax				(103)
Net income				1,167
Net income attributable to noncontrolling interest				11
Net income attributable to Aptiv				$1,156

	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other (1)	Total
	(in millions)
Balance as of June 30, 2025:
Investment in affiliates	$145	$—	$1,166	$—	$1,311
Total segment assets	$5,528	$10,469	$9,722	$(1,777)	$23,942
Balance as of December 31, 2024:
Investment in affiliates	$132	$—	$1,301	$—	$1,433
Total segment assets	$5,019	$9,707	$9,585	$(853)	$23,458
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the three and six months ended June 30, 2025 and 2024. Information concerning geographic market reflects the manufacturing location.
Revenue by geographic market for the three and six months ended June 30, 2025 and 2024 is as follows:

For the Three Months Ended June 30, 2025:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$921	$537	$572	$(95)	$1,935
Europe, Middle East and Africa	555	575	695	(62)	1,763
Asia Pacific	667	575	240	(66)	1,416
South America	63	36	—	(5)	94
Total net sales	$2,206	$1,723	$1,507	$(228)	$5,208

For the Three Months Ended June 30, 2024:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$855	$548	$554	$(80)	$1,877
Europe, Middle East and Africa	519	526	714	(52)	1,707
Asia Pacific	633	512	286	(58)	1,373
South America	58	40	—	(4)	94
Total net sales	$2,065	$1,626	$1,554	$(194)	$5,051

For the Six Months Ended June 30, 2025:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,742	$1,049	$1,108	$(181)	$3,718
Europe, Middle East and Africa	1,069	1,079	1,354	(113)	3,389
Asia Pacific	1,303	1,110	469	(129)	2,753
South America	116	66	—	(9)	173
Total net sales	$4,230	$3,304	$2,931	$(432)	$10,033

For the Six Months Ended June 30, 2024:	Electrical Distribution Systems	Engineered Components Group	Advanced Safety and User Experience	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,731	$1,084	$1,044	$(166)	$3,693
Europe, Middle East and Africa	1,045	1,063	1,407	(96)	3,419
Asia Pacific	1,258	996	532	(128)	2,658
South America	112	79	—	(9)	182
Total net sales	$4,146	$3,222	$2,983	$(399)	$9,952

Revenue by core product line for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Electrical Distribution Systems	$2,206	$2,065	$4,230	$4,146

Engineered Components Group	1,723	1,626	3,304	3,222

Active Safety	807	758	1,550	1,444
Smart Vehicle Compute and Software	138	134	271	252
User Experience and Other	578	676	1,140	1,316
Eliminations	(16)	(14)	(30)	(29)
Advanced Safety and User Experience	1,507	1,554	2,931	2,983

Eliminations	(228)	(194)	(432)	(399)

Total net sales	$5,208	$5,051	$10,033	$9,952
Contract Balances
Contract liabilities solely consist of deferred revenue. As of June 30, 2025 and December 31, 2024, the balance of contract liabilities was $121 million (of which $96 million was recorded in other current liabilities and $25 million was recorded in other long-term liabilities) and $124 million (of which $111 million was recorded in other current liabilities and $13 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $77 million of revenues recognized during the six months ended June 30, 2025 that were included in the contract liability balance as of December 31, 2024, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of June 30, 2025, the balance of contract assets was $156 million (of which $74 million was recorded in other current assets and $82 million was recorded in other long-term assets). As of December 31, 2024, the balance of contract assets was $130 million (of which $65 million was recorded in other current assets and $65 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of June 30, 2025 was approximately $188 million. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2025 and December 31, 2024, Aptiv has recorded $49 million (of which $11 million was classified within other current assets and $38 million was classified within other long-term assets) and $53 million (of which $10 million was classified within other current assets and $43 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $4 million and $11 million for the six months ended June 30, 2025 and 2024, respectively.

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
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
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
On May 30, 2025, Hyundai invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13%. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the three months ended June 30, 2025, within net gain on equity method transactions in the consolidated statements of operations.
As of June 30, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $267 million and $899 million, respectively. As of December 31, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $256 million and $899 million, respectively. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Motional Lease Agreement
In connection with the formation of Motional, Aptiv agreed to sublease certain office space to Motional, which has a remaining lease term of approximately four years as of June 30, 2025. Total income under the agreement was less than $1 million and $1 million during the three months ended June 30, 2025 and 2024, respectively, and $1 million and $2 million during the six months ended June 30, 2025 and 2024. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statements of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.
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
The sale of TTTech Auto closed in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the three months ended June 30, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheet. As of December 31, 2024, the carrying value of the Company’s investment in TTTech Auto was $147 million, which was included in the Advanced Safety and User Experience segment. As of December 31, 2024, the difference between the amount at which the Company’s investment was carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $111 million. The basis difference was primarily attributable to equity method goodwill associated with the investment, which was not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2025 and December 31, 2024:

Investment Name	Segment	June 30, 2025	December 31, 2024
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$6	$5
Valens Semiconductor Ltd.	Engineered Components Group	5	6
Total publicly traded equity securities		11	11

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	156	106
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Advanced Safety and User Experience	55	55
Other investments	Various	8	6
Total non-publicly traded investments		219	167

Total technology investments		$230	$178
During the three months ended June 30, 2025, the Company sold a portion of its Valens Semiconductor Ltd. ordinary shares for net proceeds of approximately $1 million.

In April 2025, the Company’s Advanced Safety and User Experience segment made an investment of approximately 42 billion Korean Won (“KRW”) (approximately $29 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $11 million in the first quarter of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. As of June 30, 2025, the Company’s investment in StradVision was recorded at $156 million. Refer to Note 15. Fair Value of Financial Instruments for additional information.
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using June 30, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of June 30, 2025, and the satisfaction of customary closing conditions. As of June 30, 2025, the Company’s investment in Maxieye was recorded at $55 million. Refer to Note 15. Fair Value of Financial Instruments for additional information.
As of June 30, 2025, none of the Company’s equity securities were subject to contractual sales restrictions.
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
During the three and six months ended June 30, 2025, the Company incurred costs of $28 million and $47 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning the Separation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2025. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by March 31, 2026, subject to customary closing conditions. During the three and six months ended June 30, 2025, the Company incurred costs of $28 million and $47 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, are primarily related to third party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation through the date of completion.
In connection with the Separation, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Electrical Distribution Systems, Engineered Components Group and Advanced Safety and User Experience. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Our total net sales during the three and six months ended June 30, 2025 were $5.2 billion and $10.0 billion, an increase of 3% and 1% compared to the same periods of 2024, respectively. Our volumes increased 2% for the three months ended June 30, 2025, which primarily reflects volume growth in Asia Pacific and North America, partially offset by volume declines in Europe, compared to increased global automotive production of 2% (flat on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes increased 1% for the six months ended June 30, 2025, which primarily reflects volume growth in Asia Pacific, partially offset by volume declines in Europe, compared to increased global automotive production of 3% (down 1% on an AWM basis).
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
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, and this trend has continued in 2025. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement (the “USMCA”), increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures have affected and could continue to affect our operations and the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
Global supply chain disruptions. Global supply chain disruptions have in the past and could in the future lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. For example, as a result of the rapidly evolving trade policies and tariff actions, the uncertainty in the automotive industry has increased, which could adversely affect our business and financial results. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of June 30, 2025 and December 31, 2024. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We will continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commercializing the high-tech evolution of the automotive industry. The automotive industry is increasingly evolving towards the implementation of software-defined components and solutions. In particular, the industry is focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. We expect automated driving technologies will provide strong societal benefit as well as the opportunity for long-term growth for our product offerings in this space. We are focused on enabling and delivering end-to-end smart mobility solutions, enabling our customers’ transition to more electrified, software-defined vehicles, accelerating the commercialization of active safety and autonomous driving technologies and providing enhanced user experience and connected services.
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
In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. In May 2025, Hyundai provided additional funding to Motional, further reducing Aptiv’s common equity interest in Motional from 15% as of March 31, 2025 to approximately 13%. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
Key growth markets. We believe our strong global presence has positioned us to generate strong growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
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

Global capabilities and risks. Many OEMs are continuing to develop vehicle platforms intended to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. In addition, geopolitical tensions are also forcing them to regionalize their supply chain. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global manufacturing footprint enables us to efficiently manufacture in and supply from best cost countries at scale. Our regional teams allow us to stay connected to local market requirements and more closely partner with our customers during all phases of the development process, from design through production, while maintaining focus on increasing efficiency and lowering costs. Increasing manufacturing automation, footprint rotation to best cost countries, and other operational initiatives have supported our commitment to continuous improvement, leveraging scale and enhancing efficiency to improve our margins.
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
Existing free trade laws and regulations, such as the USMCA, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, taxes or non-tariff barriers on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, beginning on April 2, 2025, the U.S. government announced tariffs of at least 10% across imported goods from all countries, with rates even higher for goods from certain countries with a high trade deficit with the U.S. Subsequent to this announcement, a number of other countries announced tariffs on U.S. goods and have negotiated or continue to negotiate trade agreements with the U.S.
While the impacts to the Company resulting from these incremental tariffs were not significant during the first half of 2025, the future impact of any announced tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. In addition, we are continuing to work with our customers and suppliers to mitigate the impact of these incremental tariffs on our results of operations. Despite recent trade negotiations and the potential for trade agreements between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs and any associated retaliatory measures, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, effective January 1, 2024 and January 1, 2025, the government of Mexico implemented country-wide statutory minimum wage increases of 20% and 12%, respectively. The government of Mexico has also indicated it may implement other labor reforms, such as an initiative to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
The outbreak of armed conflicts in the Middle East beginning in October 2023 has also created numerous uncertainties, including the risk that the conflicts spread throughout the broader region, and their impact on the global economy and supply chains. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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

OEMs are increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts, such as our Company, are positioned to leverage the trend toward system sourcing from global suppliers.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and we continue to face additional potential impacts from the rapidly evolving trade policies and tariff actions. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 30% of the hourly workforce as of June 30, 2025. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs and on the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $7.9 billion and substantial available liquidity of approximately $4.0 billion as of June 30, 2025, consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, as automotive components are increasingly standardized across regions, the level of recalls outside of the U.S. may also increase. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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

Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
The results of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2025		2024		Favorable/(unfavorable)	2025		2024		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$5,208		$5,051		$157	$10,033		$9,952		$81
Cost of sales	4,211		4,083		(128)	8,116		8,106		(10)
Gross margin	997	19.1%	968	19.2%	29	1,917	19.1%	1,846	18.5%	71
Selling, general and administrative	406		405		(1)	790		771		(19)
Amortization	53		52		(1)	104		106		2
Restructuring	52		70		18	89		109		20
Operating income	486		441		45	934		860		74
Interest expense	(91)		(64)		(27)	(184)		(129)		(55)
Other income, net	12		10		2	12		25		(13)
Net gain on equity method transactions	46		641		(595)	46		641		(595)
Income before income taxes and equity loss	453		1,028		(575)	808		1,397		(589)
Income tax expense	(45)		(51)		6	(401)		(127)		(274)
Income before equity loss	408		977		(569)	407		1,270		(863)
Equity loss, net of tax	(11)		(34)		23	(21)		(103)		82
Net income	397		943		(546)	386		1,167		(781)
Net income attributable to noncontrolling interest	5		5		—	6		11		(5)
Net loss attributable to redeemable noncontrolling interest	(1)		—		(1)	(2)		—		(2)
Net income attributable to Aptiv	$393		$938		$(545)	$382		$1,156		$(774)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2025 versus June 30, 2024.

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$5,208	$5,051	$157	$96	$38	$23	$—	$157
Total net sales for the three months ended June 30, 2025 increased 3% compared to the three months ended June 30, 2024. Our volumes increased 2% for the period, which primarily reflects volume growth in Asia Pacific and North America, partially offset by volume declines in Europe, compared to increased global automotive production of 2% (flat on an AWM basis). Our net sales also reflect contractual price reductions, net of price recoveries, of $17 million and favorable foreign currency impacts, primarily related to the Euro.

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$10,033	$9,952	$81	$54	$(26)	$53	$—	$81
Total net sales for the six months ended June 30, 2025 increased 1% compared to the six months ended June 30, 2024. Our volumes increased 1% for the period, which primarily reflects volume growth in Asia Pacific, partially offset by volume declines in Europe, compared to increased global automotive production of 3% (down 1% on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $30 million, and unfavorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi and South Korean Won, partially offset by the Euro.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $128 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,211	$4,083	$(128)	$(70)	$(85)	$57	$(30)	$(128)
Gross margin	$997	$968	$29	$26	$(47)	$57	$(7)	$29
Percentage of net sales	19.1%	19.2%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts of improved operational performance, offset by increased volumes and currency exchange. Cost of sales was also impacted by the following item in Other above:
•$23 million of increased commodity pass-through costs.

Cost of sales increased $10 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$8,116	$8,106	$(10)	$(37)	$(41)	$169	$(101)	$(10)
Gross margin	$1,917	$1,846	$71	$17	$(67)	$169	$(48)	$71
Percentage of net sales	19.1%	18.5%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts of improved operational performance, offset by increased volumes and currency exchange. Cost of sales was also impacted by the following items in Other above:
•$53 million of increased commodity pass-through costs;
•Approximately $20 million of increased depreciation, which includes increased long-lived asset impairment charges of $5 million; and
•$15 million of increased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$406	$405	$(1)
Percentage of net sales	7.8%	8.0%

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$790	$771	$(19)
Percentage of net sales	7.9%	7.7%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, separation, acquisition and project portfolio costs and selling and marketing expenses. SG&A remained consistent as a percentage of net sales for the three and six months ended June 30, 2025 compared to 2024. SG&A includes $28 million and $47 million of separation costs during the three and six months ended June 30, 2025, respectively.

Amortization

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Amortization	$53	$52	$(1)

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Amortization	$104	$106	$2
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and six months ended June 30, 2025 and 2024 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$52	$70	$18
Percentage of net sales	1.0%	1.4%

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$89	$109	$20
Percentage of net sales	0.9%	1.1%
The Company recorded employee-related and other restructuring charges totaling approximately $52 million and $89 million during the three and six months ended June 30, 2025, respectively, which included the recognition of approximately $12 million and $15 million, respectively, for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region. The charges recorded during the three and six months ended June 30, 2025 also included the recognition of approximately $9 million and $22 million, respectively, within the Electrical Distribution Systems segment for programs to downsize and close European manufacturing sites. We expect to make cash payments of approximately $110 million over the next twelve months pursuant to currently implemented restructuring programs.
During the three and six months ended June 30, 2024, Aptiv recorded employee-related and other restructuring charges totaling approximately $70 million and $109 million, respectively, which included the recognition of approximately $30 million and $54 million, respectively, for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the European region. The charges recorded during the three and six months ended June 30, 2024 also reflected programs to align manufacturing capacity with the current levels of automotive production in North America and Asia Pacific.
We expect to continue to incur additional restructuring expense in 2025 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $25 million (of which approximately $10 million relates to the Electrical Distribution Systems segment, approximately $10 million relates to the Engineering Components Group segment and approximately $5 million relates to the Advanced Safety and User Experience segment) for programs approved as of June 30, 2025. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Interest expense	$91	$64	$(27)

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Interest expense	$184	$129	$(55)
The increase in interest expense during the three and six months ended June 30, 2025 compared to 2024 primarily reflects the issuance of €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in June 2024, the issuance of $1,650 million in aggregate principal amount of senior unsecured notes (the “2024 Senior Notes) in September 2024 and the issuance of $500 million in aggregate principal amount of junior subordinated notes (the “2024 Junior Notes”) in September 2024, partially offset by the redemption of the $700 million in aggregate principal amount of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”) in September 2024 and the redemption of the €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 in December 2024. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Other income, net	$12	$10	$2

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Other income, net	$12	$25	$(13)
Other income, net for the three months ended June 30, 2025 includes interest income of $13 million. Other income, net for the six months ended June 30, 2025 includes interest income of $24 million, partially offset by a loss on extinguishment of debt of $3 million primarily in conjunction with the repayment of the Term Loan A, as discussed in Note 8. Debt to the consolidated financial statements contained herein.
Other income, net for the three and six months ended June 30, 2024 includes interest income of $16 million and $36 million, respectively.
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Net Gain on Equity Method Transactions

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$46	$641	$(595)

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$46	$641	$(595)
Net gain on equity method transactions for the three and six months ended June 30, 2025 includes a gain of approximately $33 million recorded as a result of the Motional funding transaction completed in May 2025 and a gain of approximately $13 million from the closing of the sale of TTTech Auto in June 2025.
Net gain on equity method transactions for the three and six months ended June 30, 2024 includes a gain of approximately $641 million recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$45	$51	$6

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$401	$127	$(274)
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
The Company’s effective tax rate for the three and six months ended June 30, 2025 includes net discrete tax benefits of approximately $40 million and net discrete tax expense of approximately $241 million, respectively, primarily related to a change in valuation allowance on the Swiss tax incentive, as described below, partially offset by changes in other valuation allowances and changes in reserves. The Company’s effective tax rate for the three and six months ended June 30, 2024 includes net discrete tax benefits of approximately $27 million and $20 million, respectively, primarily related to a business reorganization that occurred in the second quarter of 2024. Also included as a discrete item in the effective tax rate for the three months ended June 30, 2024 is the beneficial impact of approximately 8 points resulting from the Motional funding and ownership restructuring transactions, as described further in Note 21. Investment in Affiliates. There was no tax expense associated with these gains as Aptiv’s interest in Motional is exempt from capital gains tax in the jurisdiction in which it is owned.

On December 15, 2022, the E.U. Member States formally adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD. Many countries have enacted legislation consistent with the Framework effective at the beginning of 2024. The OECD continues to release additional guidance on these rules. The Company has proactively responded to these tax policy changes and will continue to closely monitor developments. Our effective tax rate for the six months ended June 30, 2025 includes an unfavorable impact from the enacted Framework.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the six months ended June 30, 2025. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to Aptiv beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. We are in the process of evaluating the impact of the Act on our consolidated financial statements.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$11	$34	$23

	Six Months Ended June 30,
	2025	2024	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$21	$103	$82
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the three and six months ended June 30, 2025 compared to 2024 is primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 13% as a result of the Motional funding and ownership restructuring transactions that were completed in May 2024 and May 2025. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

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
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2025 and 2024 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$2,206	$2,065	$141	$106	$13	$22	$—	$141
Engineered Components Group	1,723	1,626	97	75	21	1	—	97
Advanced Safety and User Experience	1,507	1,554	(47)	(53)	6	—	—	(47)
Eliminations and Other	(228)	(194)	(34)	(32)	(2)	—	—	(34)
Total	$5,208	$5,051	$157	$96	$38	$23	$—	$157

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$4,230	$4,146	$84	$50	$(14)	$48	$—	$84
Engineered Components Group	3,304	3,222	82	92	(14)	4	—	82
Advanced Safety and User Experience	2,931	2,983	(52)	(53)	1	—	—	(52)
Eliminations and Other	(432)	(399)	(33)	(35)	1	1	—	(33)
Total	$10,033	$9,952	$81	$54	$(26)	$53	$—	$81

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Electrical Distribution Systems	11.9%	11.8%	12.0%	11.5%
Engineered Components Group	25.9%	27.2%	26.1%	26.0%
Advanced Safety and User Experience	19.2%	18.1%	18.7%	17.8%
Total	19.1%	19.2%	19.1%	18.5%
Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$163	$138	$25	$17	$21	$(13)	$25
Engineered Components Group	$287	$298	$(11)	$26	$(1)	$(36)	$(11)
Advanced Safety and User Experience	$178	$170	$8	$(17)	$37	$(12)	$8
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was impacted by operational performance, volume, including product mix, as well as the impacts of contractual price reductions, net of price recoveries, of $17 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$53 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso; and
•Approximately $10 million of increased depreciation, primarily as a result of a higher fixed asset base.

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$306	$274	$32	$7	$56	$(31)	$32
Engineered Components Group	$561	$551	$10	$30	$31	$(51)	$10
Advanced Safety and User Experience	$333	$325	$8	$(20)	$82	$(54)	$8
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was impacted by operational performance, volume, including product mix, as well as the impacts of contractual price reductions, net of price recoveries, of $30 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$69 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso and Chinese Yuan Renminbi;
•Approximately $25 million of increased depreciation, primarily as a result of a higher fixed asset base;
•$15 million of increased SG&A expense, not including the impact of separation costs and other acquisition and portfolio project costs; and
•$15 million of increased warranty costs.

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
As of June 30, 2025, we had cash and cash equivalents of $1.4 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $6.3 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2025:

June 30, 2025

(in millions)
Cash and cash equivalents	$1,448
Revolving Credit Facility, unutilized portion (1)	1,999
Committed European accounts receivable factoring facility, unutilized portion (2)	527
Total available liquidity	$3,974
(1)Availability reduced by $1 million in letters of credit issued under the Credit Agreement as of June 30, 2025.
(2)Based on June 30, 2025 foreign currency rates, subject to the availability of eligible accounts receivable.

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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.4 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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

During the six months ended June 30, 2025, upon final settlements under the ASR Agreements, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the six months ended June 30, 2025.
During the six months ended June 30, 2024, we repurchased approximately 12.7 million of our outstanding ordinary shares for $1,034 million in the open market.
As of June 30, 2025, approximately $2,515 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the three months ended June 30, 2025, Aptiv received dividends of $8 million from its equity method investments. During the six months ended June 30, 2024, Aptiv received dividends of $7 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions, Divestitures and Other Transactions
In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Advanced Safety and User Experience segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million during the three months ended June 30, 2025, within cost of sales in the consolidated statements of operations.
Motional Joint Venture Funding and Ownership Restructuring Transactions—On April 19, 2024, Aptiv and Hyundai Motor Group (“Hyundai”) entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, each as described below. Prior to these transactions, Motional was 50% owned by each of Aptiv and Hyundai.
As part of the agreement, on May 2, 2024, Hyundai invested $475 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from 50% to approximately 44%, prior to the completion of any further transactions as described below. As these units were issued at a valuation greater than the carrying value of our investment in Motional, the Company recognized a gain of approximately $91 million during the year ended December 31, 2024, within net gain on equity method transactions in the consolidated statements of operations.
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
On May 30, 2025, Hyundai invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13%. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the three months ended June 30, 2025, within net gain on equity method transactions in the consolidated statements of operations.
Investment in TTTech Auto AG—The shareholders of TTTech Auto AG (“TTTech Auto”) entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party, and as a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations. The sale of TTTech Auto closed in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the

Company recognized a gain of approximately $13 million during the three months ended June 30, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheet.
Technology Investments—During the three months ended June 30, 2025, the Company sold a portion of its Valens Semiconductor Ltd. ordinary shares for net proceeds of approximately $1 million.
In April 2025, the Company’s Advanced Safety and User Experience segment made an investment of approximately 42 billion Korean Won (“KRW”) (approximately $29 million, using foreign currency rates on the investment date) in convertible redeemable preferred shares of StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications. The Company previously made KRW-denominated investments in StradVision totaling approximately $11 million in the first quarter of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments). Due to the Company’s redemption rights, the Company’s investment in StradVision is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income.
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using June 30, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of June 30, 2025, and the satisfaction of customary closing conditions.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the six months ended June 30, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.
As of June 30, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $1 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2025.

Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2025.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the six months ended June 30, 2025 within other income, net in the consolidated statements of operations.
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
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	June 30, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%

Senior and Junior Unsecured Notes
As of June 30, 2025, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$585	1.60%	September 2016	September 2028	September 15
$300	4.35%	March 2019	March 2029	March 15 and September 15
$550	4.65%	September 2024	September 2029	March 13 and September 13
$800	3.25%	February 2022	March 2032	March 1 and September 1
$550	5.15%	September 2024	September 2034	March 13 and September 13
$877	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2025, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Six Months Ended June 30, 2025	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(81)
Net loss	$(181)
Net loss attributable to Aptiv	$(181)

As of June 30, 2025:
Current assets (1)	$7,156
Long-term assets (1)	$789
Current liabilities (2)	$6,227
Long-term liabilities (2)	$7,993
Noncontrolling interest	$—

As of December 31, 2024:
Current assets (1)	$6,969
Long-term assets (1)	$692
Current liabilities (2)	$5,683
Long-term liabilities (2)	$8,126
Noncontrolling interest	$—
(1)Includes current assets of $6,382 million and $6,212 million, and long-term assets of $770 million and $687 million, due from Non-Guarantors as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes current liabilities of $6,134 million and $5,481 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2025 and December 31, 2024, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2025, Aptiv had no amounts outstanding on the European accounts receivable factoring facility. As of December 31, 2024, Aptiv had approximately $450 million outstanding under the European accounts receivable factoring facility. The maximum amount drawn under the European accounts receivable factoring facility during the six months ended June 30, 2025 was $450 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of June 30, 2025 and December 31, 2024, approximately $34 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $4 million outstanding through other letter of credit facilities as of June 30, 2025 and December 31, 2024, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities totaled $783 million and $887 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows provided by operating activities for the six months ended June 30, 2025 consisted primarily of net earnings of $386 million, increased by $518 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, and by $306 million for non-cash changes in deferred income taxes, primarily resulting from an increase in the valuation allowance associated with the Company’s 2023 Swiss tax benefit, partially offset by $482 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the six months ended June 30, 2024 consisted primarily of net earnings of $1,167 million, increased by $501 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $641 million for non-cash gains resulting from the Motional transactions and $343 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $212 million and $829 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows used in investing activities for the six months ended June 30, 2025 primarily consisted of capital expenditures of $346 million, partially offset by proceeds from the sale of equity method investments of $164 million. Cash flows used in investing activities for the six months ended June 30, 2024 primarily consisted of short-term investment purchases of $748 million and capital expenditures of $491 million, partially offset by proceeds from the sale of equity method investments of $448 million.
Financing activities—Net cash used in financing activities totaled $732 million and $264 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows used in financing activities for the six months ended June 30, 2025 primarily included $458 million in repayments under short-term debt agreements and $250 million for the repayment of the Term Loan A. Cash flows used in financing activities for the six months ended June 30, 2024 primarily included $1,030 million paid to repurchase ordinary shares partially offset by net proceeds of $798 million received from the issuance of the 2024 Euro-denominated Senior Notes.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2025.

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
As of June 30, 2025, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS
Other than as described in the Company's Form 10-Q for the quarter ended March 31, 2025, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2025, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2025 to April 30, 2025
Final settlement of ASR (4)	6,075,290		6,075,290
Other shares repurchased	—	$—	—	$2,515
May 1, 2025 to May 31, 2025	—	$—	—	$2,515
June 1, 2025 to June 30, 2025	—	$—	—	$2,515
Total	6,075,290	$—	6,075,290

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
(3)
In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program commenced following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

(4)
In August 2024, the Company entered into an accelerated share repurchase program to repurchase an aggregate amount of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”), and received initial deliveries of approximately 30.8 million ordinary shares in aggregate, with a value of $2.25 billion, which were retired immediately. During the six months ended June 30, 2025, upon final settlement under the ASR Agreements, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares, which were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the average daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the second quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Obed D. Louissaint Executive Vice President and Chief People Officer	Adoption	5/9/2025	1/30/2026	Sale of up to 12,000 ordinary shares
Joseph R. Massaro Vice Chairman, Engineered Components Group	Adoption	5/22/2025	5/15/2026	Sale of up to 35,000 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the second quarter of 2025, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Dated: July 31, 2025