Form 10-K
period 2025-12-31
Aptiv PLC
filed 2026-02-06
CIK 1521332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,783,719,749 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of January 30, 2026, was 212,748,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2026 Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by April 1, 2026, subject to customary closing conditions. The new publicly traded Electrical Distributions Systems spin-off company will be named Versigent, and will trade on the NYSE under the symbol “VGNT” following the distribution date.
During the year ended December 31, 2025, the Company incurred costs of approximately $178 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, are primarily related to third-party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation through the completion of the transaction.
In connection with the Separation, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the audited consolidated financial statements contained herein.
Commencing with the first Quarterly Report on Form 10-Q of 2026, Aptiv will rename its Advanced Safety and User Experience segment to Intelligent Systems, and will rename its Engineered Components Group segment to Engineered Components. There is no impact to the composition of either segment.
Aptiv is a global industrial technology company focused on enabling a more automated, electrified and digitalized future. We deliver flexible and scalable solutions that support our customers’ transition to an increasingly software-defined future. Our technologies reach from sensor to cloud, including the hardware and software necessary to support automotive and other industries on a global basis. Our Advanced Safety and User Experience segment provides advanced software and services, intelligent sensors and high-performance compute platforms; our Engineered Components Group segment provides connection systems, high-performance interconnects, and cable management and protection solutions; and our Electrical Distribution Systems segment provides low voltage and high voltage power, signal and data distribution.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world, as well as many of the leading aerospace and defense companies and global telecom operators. We operate 139 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. We have a presence in 50 countries and have approximately 20,700 scientists, engineers and technicians focused on developing market relevant product solutions for our customers.
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
Website Access to Company’s Reports
Aptiv’s website address is aptiv.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through ir.aptiv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Our Company
We believe that key secular trends, including automation, electrification and digitalization, continue to transform the core mobility industry, while also expanding in scope to impact a broader range of end markets, including aerospace and defense, telecom and datacom, and diversified industrials. Consumer demand for intelligent and connected solutions, as well as certain government regulations, are helping transform markets and creating new opportunities for Aptiv. We have organized our business into three distinct segments, which enable us to develop technology solutions and manufacture highly-engineered products that enable our customers to best address these secular trends:
•Advanced Safety and User Experience—This segment, which includes our Active Safety, User Experience and Smart Vehicle Compute and Software product lines, provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including intelligent sensors, high-performance compute platforms, and advanced software tools and services.
•Engineered Components Group—This segment provides connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal, and data for next-generation applications across multiple end markets.
•Electrical Distribution Systems—This segment provides a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described above, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22. Segment Reporting to the audited consolidated financial statements for financial information about our business segments.
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. Our customer base includes the 25 largest automotive OEMs in the world, and in 2025, 29% of our net sales came from the Asia Pacific region, which we have identified as a key market likely to experience substantial long-term growth. Our ten largest platforms in 2025 were with six different OEMs. In addition, in 2025 our products were found in 18 of the 20 top-selling vehicle models in the United States (“U.S.”), 17 of the 20 top-selling vehicle models in Europe and 20 of the 20 top-selling vehicle models in China.
We have established a worldwide design and manufacturing footprint with a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe and North Africa, and the Asia Pacific market from China. Our global scale and regional service model enables us to engineer globally and execute regionally and to serve the largest OEMs, which are seeking suppliers that can serve them on a worldwide basis. Our footprint also enables us to adapt to the regional design variations the global OEMs require while also serving key growth market OEMs.
Our Industry
The automotive technology and components industry provides critical technologies, components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. In addition, the industry is increasingly progressing towards software-defined vehicles becoming critical elements of the overall automotive ecosystem. Overall, we expect long-term growth of global vehicle sales and production in the OEM market. In 2025, the industry experienced fluctuations in global customer sales and production schedules, and generally increased inventory levels, primarily driven by various global uncertainties and global inflationary pressures. Global automotive vehicle production increased 4% from 2024 to 2025 (1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue), reflecting increased vehicle production of 10% in China and 1% in South America, our smallest region, partially offset by declines of 2% in North America and 1% in Europe. Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive technology and components industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. We believe that evolving entrants into the global transportation industry, such as mobility providers, electric vehicle developers and smart cities will provide additional markets for our advanced technologies. We believe that, as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, we are well-positioned to benefit from these opportunities.
We believe that continuously increasing societal demands have resulted in three key trends that serve as the basis for the next wave of technology advancement across multiple industries, including automotive. We aim to continue developing leading edge technology focused on addressing these trends, and apply that technology toward products with sustainable margins that enable our customers to produce distinctive market-leading products. We have identified a core portfolio of products that draw on our technical strengths and align with these trends where we believe we can provide differentiation.
Automation. In the automotive industry, Automation refers to safety, comfort and convenience features. OEM customers continue to focus on improving vehicle occupant and vulnerable road user safety to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are focused on developing technologies aimed at protecting vehicle occupants when a crash occurs, with advanced driver assistance systems that reduce driver distractions, as well as automated safety features that proactively mitigate the risk of a crash occurring, such as lane departure warning and centering systems. These technologies have also expanded to include convenience features such as adaptive cruise control, traffic jam assist, and hands-free driving, which improve both safety and convenience for end consumers.
Further, Automation extends into applications such as robots in manufacturing facilities, drones for commercial and defense applications and other increasing autonomous systems across diversified industrial applications.
Electrification. In the automotive industry, Electrification refers to technologies designed to reduce emissions, improve fuel economy and minimize the environmental impact of vehicles, while also supporting increasing electrical and electronics content such as sensors, compute and actuators. As a result, there is a need for innovations that result in significant improvements in carbon emissions and performance. We are developing key enabling technologies in the areas of vehicle charging and vehicle power distribution and control, which are essential to the introduction of our customers’ increasingly electrified vehicle platforms.
Moreover, Electrification applies well beyond the automotive industry to other increasingly electrified devices and systems, as well as the infrastructure that supports them, such as data centers and energy storage systems.
Digitalization. In the automotive industry, Digitalization refers to connectivity, software-defined solutions, and the ability to evolve and improve over a vehicle’s lifecycle in response to consumer demand for greater safety, personalization, productivity and convenience features. This shift, in turn, is driving increased demand for electrical and electronic architecture as the foundation for this content. These technologies are designed to seamlessly integrate vehicles into their operating environment, while providing drivers with connectivity to consumer ecosystems, and data and insights to OEMs via over-the-air (“OTA”) technology.

Across multiple industries, devices and systems themselves are becoming increasingly software-defined, with the capability to being continuously updated, while also leveraging artificial intelligence to deliver insights, transform operations and unlock value.
Convergence of Automation, Electrification and Digitalization
We expect the trends of automation, electrification and digitalization to create growth opportunities as they drive similar product requirements for mission-critical applications across multiple industries, namely increased demand for advanced software and optimized hardware. Intelligent, software-defined solutions, such as increasingly capable automated driving technologies, offer significant societal benefits and create long-term growth opportunities for our product offerings, including new customers such as mobility providers, telecommunications network operators and smart cities. Growth opportunities across the automotive and other industries will be driven by increased hardware and software content, greater computing power and software requirements, enhanced solutions for lifecycle management and connectivity, and continued electrification. We believe the complexity of these systems will also require ongoing software support services, as they will be continuously upgraded with new features and performance enhancements.
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge for multiple industries, including automotive, by leveraging mixed-criticality software products and solutions enabling customers to develop in the cloud, deploy OTA and run and manage software at the vehicle edge.
We are also continuing to develop market-leading automated driving solutions, such as automated driving software, sensing and perception technologies enhanced through artificial intelligence and machine learning, as well as the underlying architecture technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships have us well-aligned with industry technology trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. In May 2025, Hyundai provided additional funding to Motional, further reducing Aptiv’s common equity interest in Motional from 15% as of March 31, 2025 to approximately 13% as of December 31, 2025. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements contained herein for further information on these transactions.
Standardization of Sourcing by OEMs
Many OEMs are continuing to develop vehicle platforms intended to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. In addition, geopolitical tensions are also causing them to regionalize their supply chains. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing from global suppliers.
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

Products
Our organizational structure and management reporting support the management of these core product lines:
Advanced Safety and User Experience. This segment provides critical technologies and services to enhance vehicle safety, security, comfort and convenience, including intelligent sensors, high-performance compute, advanced software for applications such as Advanced Driver Assistance Systems and User Experience, as well as tools and services.
•Advanced Safety includes solutions that enable advanced safety features and vehicle automation, as well as radar, vision and other sensing technologies.
•User Experience enables in-cabin solutions around infotainment, driver interface and interior sensing.
•Smart Vehicle Compute and Software consists of zone control and centralized compute platforms, as well as edge-to-cloud DevOps tools.
Engineered Components Group. This segment provides connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal and data for next-generation applications across multiple end markets.
Electrical Distribution Systems. This segment provides a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described above, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
Competition
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
Our key competitors in each of our operating segments include but are not limited to:

Segment	Competitors
Advanced Safety and User Experience	• Bosch Group
• Aumovio Se
• Denso Corporation
• Gentex Corporation
• Harman International (a subsidiary of Samsung Electronics)
• Mobileye
• Nutanix
• Red Hat
• Valeo

Engineered Components Group	• Amphenol Corporation
• Molex, LLC (a subsidiary of Koch, Inc.)
• TE Connectivity plc

Electrical Distribution Systems	• Furukawa Electric Co., Ltd.
• Lear Corporation
• Sumitomo Electric Industries, Ltd.
• Yazaki Corporation

Customers
We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 56% of our total net sales for the year ended December 31, 2025, which included approximately 10% to an individual Global OEM.
Supply Relationships with Our Customers
We typically supply products to our OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which our customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum amount of products from us. These relationships typically extend over the life of the related vehicle. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses, significant changes in direct labor costs, for specification/design changes during the life of the program or for cost reductions achieved by us. The terms and conditions typically provide that we are subject to a warranty on the products supplied; in most cases, the duration of such warranty is coterminous with the warranty offered by the OEM to the end-user of the vehicle. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.
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
Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OEM production during such future periods, customer agreements do not necessarily constitute firm orders. Firm orders are generally limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible from the conversion of available raw materials, sub-components and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.
Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The most significant raw materials we use to manufacture our products include copper and resins. As of December 31, 2025, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Commodity cost volatility, most notably related to copper, petroleum-based resin products and fuel, is a challenge for us and our industry. Recently, the industry has been subjected to increased pricing pressures, specifically in relation to these commodities, which have experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. We are continually seeking to manage these and other material-related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects our Electrical Distribution Systems segment, contract clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. Other than in the case of copper, our overall success in passing commodity cost increases on to our customers has been limited. However, we have negotiated, and will continue to negotiate as necessary, price increases with our customers in response to global inflationary pressures and the aforementioned global supply chain disruptions. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.

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
People
As of December 31, 2025, we employed approximately 140,000 people; 30,000 salaried employees and 110,000 hourly employees. In addition, we maintain a contingent workforce of approximately 51,000 to accommodate fluctuations in customer demand. We are a global company serving every major worldwide market. As of December 31, 2025 our workforce is distributed as follows:
•50% in North America, with our largest presence in Mexico;
•30% in the Europe, Middle East and Africa region, with our largest presence in Morocco and Serbia;
•15% in the Asia Pacific region, with our largest presence in China and India; and
•5% in South America, with our largest presence in Brazil.
As of December 31, 2025, approximately 50% of our total workforce were women, and approximately 25% of management roles were held by women.
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
Our Board of Directors reviews Aptiv’s talent strategy, and our Compensation & Human Resources Committee (“CHRC”) reviews employee retention, attrition and pay equity on a continual basis. In 2025, we continued sustaining pay equity by race in the United States and gender pay equity among comparable roles globally.
Talent Development
Our people are essential to executing our strategy and sustaining long-term value creation. We invest in our talent to create a high-performance culture where innovation thrives, and our people are empowered to think and act like owners at every level in the organization. We provide training, coaching and mentoring to our employees at all levels, as well as internal career pathways—including global rotations and stretch assignments—to build the technical and leadership capability necessary to lead for today and as our business evolves. Our direct focus on skills development contributes to organization stability and succession readiness, as demonstrated by approximately 55% of our management role openings being filled through internal promotions in 2025 and improved retention for management and professionals. We manage succession planning as part of our monthly operating cadence, and segment, technical, and senior executive leadership succession plans are reviewed with the CHRC, Innovation and Technology Committees, and our Board of Directors annually.
Aptiv maintains a comprehensive suite of career, technical, and leadership development programs designed to enhance execution for today while preparing our workforce for the business needs of the future. Our employees complete formal leadership and management training using in-person, online and virtual learning opportunities to enhance their abilities. We also leverage Aptiv Academy, our online learning management system, across the business. In 2025, adoption of Aptiv Academy scaled to approximately 95% of our salaried population.
Culture
Aptiv’s culture is a competitive advantage to how we execute our strategy. Our culture is based on a set of distinct values and behaviors that guide us to always do the right thing, the right way. At Aptiv, we value each individual’s perspective, and we foster an environment of respect and inclusion. Aptiv participates in, and sponsors numerous outreach programs around the world, which seek to promote and recruit the next generation of talent into science, technology, engineering and mathematical (STEM) fields. Leveraging our employees’ diverse backgrounds and experiences allows us to make better decisions and supports stronger performance. Aptiv is continuing to drive innovation through an inclusive workforce for all, where every individual feels a sense of belonging within the organization.
Culture is a central pillar in our business and helps to drive consistent leadership behavior across our businesses. We conduct regular employee feedback surveys to measure engagement, which includes assessing each employee’s commitment to our Company’s goals and the overall employee experience. In December 2025, 85% of our salaried employees responded to this survey. Aptiv achieved an engagement score of 8.0, an improvement of approximately 0.3 compared to 2024. Employee NPS improved approximately 12 points, positioning Aptiv among the top 25% of technology companies for employee engagement, according to industry benchmarks.
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
Health and Safety
We are uncompromising in our commitment to health, safety and well-being of all our employees and we treat safety performance as a critical operational priority. Our safety program is built on rigorous prevention, training, auditing and risk mitigation in our manufacturing plants, technical centers and offices. We continuously assess occupational health and safety risks, define controls and perform internal audits for all manufacturing sites, assessing, among other things, legal compliance, controls and key workplace safety metrics.
Our results reflect this discipline. We remain an industry leader in workplace safety, achieving a lost time injury frequency rate of 0.21 cases per million hours worked and our lost workday case rate per 100 employees of 0.043 for the year ended December 31, 2025. These outcomes demonstrate the strength of our safety culture and the operational resilience it enables. Our standard safety management system is aligned with ISO 45001, and we are committed to ensuring all our manufacturing sites are ISO 45001 certified by 2026. As of December 31, 2025, 92% of our sites are certified under this standard.
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
Decreasing our Carbon Footprint
Aptiv has committed to the Science-Based Targets initiative (the “SBTi”) Business Ambition for 1.5℃ campaign. Aptiv’s following near-term targets were validated by the SBTi in November 2023:
•Reducing Scope 1 and 2 absolute CO2e emissions by 100% between the baseline year (2021) and 2030; and
•Reducing Scope 3 absolute CO2e emissions by 47% between the baseline year and 2030.
To achieve these commitments, we are targeting:
•Maintaining annual certification of all major manufacturing sites to the ISO 14001 standard;
•Certifying the most energy-intensive sites to the ISO 50001 certification; and
•Sourcing 100% of electricity for operations from renewable sources by 2030.
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
Reducing our Water Usage and Waste Generated
While our operations are not water intensive, we include water in our environmental risk management approach. We identify locations where we operate that are water-scarce and take action to reduce our water consumption accordingly, while also striving to comply with best practices in lower-risk locations. Our goal is to reduce water consumption in high-risk (water-scarce) locations.
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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 1, 2026), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal. Positions noted below reflect current service to Aptiv PLC and prior service to Delphi Automotive PLC and Delphi Automotive LLP.
Kevin P. Clark, 63, is chair of Aptiv’s board of directors and chief executive officer (CEO) of the Company. Mr. Clark was named president and CEO and became a member of the board in March 2015. Previously, Mr. Clark was chief operating officer (COO) from October 2014 to March 2015. Prior to the COO position, Mr. Clark was chief financial officer and executive vice president from February 2013. He was appointed vice president and chief financial officer in July 2010. Previously, Mr. Clark was a founding partner of Liberty Lane Partners, LLC, a private-equity investment firm focused on building and improving middle-market companies. Prior to Liberty Lane Partners, Mr. Clark served as the chief financial officer of Fisher-Scientific International Inc., a manufacturer, distributor and service provider to the global healthcare market. Mr. Clark served as Fisher-Scientific’s chief financial officer from the company’s initial public offering in 2001 through the completion of its merger with Thermo Electron Corporation in 2006. Prior to becoming chief financial officer, Mr. Clark served as Fisher-Scientific’s corporate controller and treasurer.
Varun Laroyia, 54, is Aptiv’s executive vice president and chief financial officer, effective November 2024. He joined Aptiv from LKQ Corporation, a leading provider of alternative and specialty parts to repair and accessorize automobiles and other vehicles, where he most recently served as senior advisor, following roles as chief executive officer, LKQ Europe from 2022 to 2023 and executive vice president and chief financial officer from 2017 to 2022. Prior to serving at LKQ, Mr. Laroyia served as chief financial officer, Global Workplace Solutions for CBRE Group, Inc. from 2015 to 2017 and, prior to that, in a variety of roles of increasing responsibility at Johnson Controls, Gateway, General Electric and KPMG in Europe and North America.
Allan J. Brazier, 59, is senior vice president and chief accounting officer of Aptiv. He was promoted to senior vice president in April 2025, after serving as vice president and chief accounting officer from February 2011. Mr. Brazier joined the Company in June 2005 as senior manager of technical accounting and reporting, and prior to his current role served as assistant controller of technical accounting and reporting. Prior to joining Aptiv, Mr. Brazier was employed for seventeen years in financial roles of increasing responsibility at various companies. Mr. Brazier is a Certified Public Accountant and began his career with the international public accounting firm of KPMG.
Javed Khan, 53, is executive vice president and president, Software and Advanced Safety and User Experience, a position he has held since he joined Aptiv in August 2024. Before joining Aptiv, he served as senior vice president and general manager of Cisco Collaboration, and prior to his tenure at Cisco, Mr. Khan was the vice president of Enterprise and Consumer Security products at Symantec. He began his career as an engineer at Novell, before moving to leadership roles at Symantec.
Joseph T. Liotine, 53, is executive vice president and president, Electrical Distribution Systems, a position he has held since November 2024. Mr. Liotine joined Aptiv in April 2024 as president, Signal and Power Solutions. Prior to joining Aptiv, Mr. Liotine served as chief executive officer at Briggs & Stratton, and previously, he spent nearly 20 years in senior executive roles at Whirlpool Corporation, most recently as president and chief operating officer, where he led the global appliance business. Mr. Liotine began his career at PepsiCo, where he held several positions within sales and procurement.
Obed D. Louissaint, 46, is Aptiv’s executive vice president and chief people officer. He joined Aptiv as senior vice president in January 2023 and was elevated to executive vice president in March 2024 when he assumed responsibility for the Company’s communication function. He joined Aptiv from IBM, where he was senior vice president, Transformation and Culture from August 2020 through December 2022. He previously served as vice president, Talent, Watson Health & Employee Experience from 2019 to 2020 and vice president, Human Resources, IBM Watson, Watson Health, Research, Technical Talent & Corporate from 2015 to 2020. He began his IBM career in 2001 and held several human resources positions of increasing responsibility. Before joining IBM, Mr. Louissaint was president at Student Agencies, Inc.
Joseph R. Massaro, 56, is Aptiv’s vice chair and president, Engineered Components Group, a position he has held from November 2024. Mr. Massaro joined the Company in October 2013 as vice president, Internal Audit, and in September 2014 was appointed to the position of vice president, corporate controller. In March 2016, he was named senior vice president and chief financial officer. In September 2020, he also assumed the role of senior vice president, business operations, and in 2024, was elevated to vice chairman, business operations and chief financial officer. Previously, Mr. Massaro was a managing director at Liberty Lane Partners from 2008 to 2010. He also served as chief financial officer of inVentiv Health Inc. from 2010 to 2013, a Liberty Lane portfolio company. Prior to Liberty Lane, he served in a variety of finance and operational roles at Thermo Fisher Scientific from 2002 to 2007, including senior vice president of Global Business Services where his responsibilities included the global sourcing and information technology functions. Prior to the merger with Thermo Electron, he also served as vice president and corporate controller of Fisher Scientific and held several other senior finance positions.

Katherine H. Ramundo, 58, is executive vice president, chief legal officer, chief compliance officer and secretary of Aptiv. She joined Aptiv as senior vice president, chief legal officer, chief compliance officer and secretary of Aptiv in March 2021, and was elevated to executive vice president in March 2024. Prior to joining Aptiv, Ms. Ramundo was executive vice president, chief legal officer and secretary of Howmet Aerospace Inc. (formerly Arconic Inc.), a leading global provider of advanced engineered solutions for the aerospace and transportation industries, a role she held from November 2016 to February 2021. Prior to joining Howmet Aerospace, Ms. Ramundo was executive vice president, general counsel and secretary of ANN, Inc., the owner of the Ann Taylor and LOFT brands. Previously, Ms. Ramundo served as vice president, deputy general counsel and assistant secretary of Colgate-Palmolive. Among her other positions during her 15-year tenure at Colgate, she served as general counsel of the Europe/South Pacific division, and later managed global specialty legal activities. She began her career as a litigator, practicing at major New York-based law firms, including Cravath, Swaine & Moore and Sidley Austin.

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
Global supply chain disruptions have in the past and could in the future lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. For example, as a result of the rapidly evolving trade policies and tariff actions, the uncertainty in the automotive industry has increased, which could adversely affect our business and financial results. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business. In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2025 and 2024. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital.
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
A prolonged recession and/or a downturn in global automotive sales could adversely affect our business and cause us to require additional sources of financing to continue our operations, which may not be available to us or be available only on materially different terms than what has historically been available.
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Global automotive vehicle production increased 4% from 2024 to 2025 (1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue), reflecting increased vehicle production of 10% in China and 1% in South America, our smallest region, partially offset by declines of 2% in North America and 1% in Europe. A prolonged downturn in or uncertainty relating to global or regional economic conditions, including as a result of trade barriers, high inflation, component shortages, labor shortages or any significant reduction in automotive sales by our customers, may result in the delay or cancellation of plans to purchase our products, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, uncertainty relating to global or regional economic conditions may have an adverse impact on our business. Any such adverse impacts could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Deteriorating global economic conditions and/or deteriorating performance of our business may also have a negative impact on our market capitalization, which could also result in impairment charges. A determination that an impairment has occurred could have a material adverse effect on our financial results.
Any significant negative cash flow or instability in the global credit markets and global economic pressure could limit our ability to obtain external financing on favorable terms. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
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
The mix of vehicle offerings by our OEM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business and financial condition. For example, while we have identified high voltage electrification systems as a key product market, certain of our OEM customers have recently announced delays in or changes to their software-defined vehicle investment strategies amidst reduced expectations for future consumer demand for these products, which could adversely impact the growth of this product market within our business. Our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive technology and components market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. Domestic Chinese OEMs have continued to expand their market share in China, and as a result, several non-Chinese OEMs have experienced declines in revenue and market share, resulting in certain traditional OEMs taking steps to reduce or restructure their operations in China. For example, in 2025, General Motors (“GM”) restructured their operations in China given challenges in the Chinese market. As GM, along with other traditional OEMs, are among our largest customers, our business and financial results may be adversely affected by decreases in their businesses or market share in China. As the size of the Chinese market continues to increase over the long-term, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Additionally, there have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China continue to experience minimal growth or decrease, our business and financial results could be materially adversely affected.
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
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive and to maintain or increase our revenues. For example, the evolving sector of automated driver assistance and autonomous driving technologies has led to guidance issued by the U.S. Department of Transportation (“DOT”) regarding best practices for the testing and deployment of automated driving systems, and outlining federal and state roles in the regulation of these systems, including providing state legislatures with best practices on how to safely foster the development and introduction of automated driving technologies onto public roads. There remains potential for the continued introduction of new and expanded regulations in this space, including potential requirements for autonomous vehicle systems to receive approval from the DOT or other regulatory agencies prior to commercial introduction. It is also possible that regulations in this space may diverge among jurisdictions, leading to increased compliance costs.
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
Our five largest customers accounted for approximately 42% of our total net sales for the year ended December 31, 2025. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the worldwide semiconductor shortage adversely impacted the automotive industry in recent years resulting in reduced vehicle production schedules and sales from historical levels, which adversely impacted our financial condition, operating results and cash flows for portions of the year ended December 31, 2023. In addition, certain United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) represented employees at GM, Ford Motor Company (“Ford”) and Stellantis N.V. (“Stellantis”) initiated labor strikes in September 2023, lasting more than six weeks in duration. As GM, Ford and Stellantis are among our largest customers, these labor strikes adversely impacted our financial condition, operating results and cash flows for the year ended December 31, 2023. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
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
Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. The launch of production is a complex process, the success of which depends on a wide range of factors, including: the timing and frequency of design changes by our customers relative to the start of production; product maturity and complexity; production readiness of our own, as well as our customers’ and suppliers’ manufacturing facilities; robustness of manufacturing and validation processes; launch volumes; quality and production readiness of tooling and equipment; sufficiency of skilled employees; and initial product quality. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. Failure by us to successfully launch a new product could result in commercial or litigation claims against us which could have a material adverse effect on our profitability. Additionally, a significant product or program launch failure could adversely affect our reputation, future business prospects with one or more customers, and/or ability to execute our strategy. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Customer decisions on program launch timing may be impacted by industry conditions, government regulations and consumer preferences, and therefore, the timing of such launches may also be subject to change.
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
The discontinuation or loss of business, or lack of commercial success with respect to a particular product for which we are a significant supplier could reduce our sales and harm our profitability.
Although we receive purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, customers may manufacture components internally that are currently produced by outside suppliers, such as us. If our OEM customers successfully in-source products currently manufactured by us, the discontinuation or loss of business for products which we are a significant supplier could reduce our sales and harm our profitability.
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
Certain of our non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded non-U.S. plans are located in Mexico and the United Kingdom and were underfunded by $128 million as of December 31, 2025. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to these non-U.S. defined benefit pension plans and statutorily required retirement obligations totaled $423 million at December 31, 2025, of which $24 million is included in accrued liabilities, $428 million is included in long-term liabilities and $29 million is included in long-term assets in our consolidated balance sheets. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
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
Additionally, from time to time, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s value is less than its carrying amount. If the qualitative assessment is not met, the Company then performs a quantitative assessment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit. For example, the Company assessed changes in circumstances that occurred during the third quarter of 2025 related to increased discount rates and a reduction in forecasted cash flows, which led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the estimated fair value of its Wind River reporting unit within the Advanced Safety and User Experience segment would be below its carrying value at September 30, 2025. The assessment indicated that the carrying value of this reporting unit exceeded its estimated fair value, and as a result, during the third quarter of 2025, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. It is possible that we could incur additional charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. See Item 7. Significant Accounting Policies and Critical Accounting Estimates for a detailed discussion of our annual goodwill and intangible assets impairment assessment.
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
A significant public health crisis, such as the COVID-19 pandemic, could adversely impact our business as well as those of our suppliers and customers. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. In 2023, 2024 and 2025, our manufacturing facilities were not impacted by prolonged shutdowns directly resulting from any public health crises.
We are exposed to foreign currency fluctuations as a result of our substantial global operations, which may affect our financial results.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 64% of our net revenue for the year ended December 31, 2025 came from sales outside the U.S., which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi) and Mexican Peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in Mexico, China and other countries in Asia Pacific, Eastern and Western Europe, South America and Northern Africa. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2025, approximately 64% of our net revenue came from sales outside the U.S. International operations are subject to certain risks inherent in doing business globally, including:
•exposure to local economic, political and labor conditions;
•unexpected changes in laws, regulations, economic and trade sanctions, trade or monetary or fiscal policy, including interest rates
•foreign currency exchange rates and changes in the rate of inflation in the U.S. and other countries;
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

For instance, the government of Mexico implemented country-wide statutory minimum wage increases of approximately 13% (5% in Northern Border Zone), 12% and 20%, effective January 1, 2026, 2025 and 2024, respectively. The government of Mexico has indicated it may implement other labor reforms, such as an initiative to shorten the work week from 48 to 40 hours, as early as January 1, 2027, through a gradual reduction of two hours per year. Labor costs have increased significantly in Mexico as a result of this and other labor reform initiatives, necessitating a strategic review of more cost-competitive jurisdictions and a greater acceleration in manufacturing automation. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, taxes or non-tariff barriers on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, beginning on April 2, 2025, the U.S. government announced tariffs of at least 10% across imported goods from all countries, with rates even higher for goods from countries with a high trade deficit with the U.S. Subsequent to this announcement, a number of other countries announced tariffs on U.S. goods and have negotiated or continue to negotiate trade agreements with the U.S.
While the impacts to the Company resulting from these incremental tariffs were not significant during 2025, the future impact of any announced tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available, and may be material to the Company. In addition, we are continuing to work with our customers and suppliers to mitigate the impact of these incremental tariffs on our results of operations. Despite recent trade negotiations and the potential for trade agreements between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs and any associated retaliatory measures, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
The outbreak of armed conflicts in the Middle East beginning in October 2023 has also created numerous uncertainties, including the risk that the conflicts spread throughout the broader region, and their impact on the global economy and supply chains.
Furthermore, the conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (“the E.U.”), the U.S. and other governments implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues. While the sanctions announced to date have not had a material adverse impact on us, any further sanctions imposed or actions taken by these countries, and any retaliatory measures by Russia in response, including restrictions on energy supplies from Russia to countries in the region and asset expropriations, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
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
We do not have a material physical presence in either Russia or Ukraine, with less than 1% of our workforce located in the countries as of December 31, 2025. For the year ended December 31, 2025, less than 1% of our net sales were generated from manufacturing facilities in Ukraine, and we did not generate any sales in Russia. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 32% of our net sales for the year ended December 31, 2025. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the consolidated statements of operations.

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
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to our operations and may contain confidential personal information, business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyberattacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected. Cyberattacks are continually increasing in their frequency, sophistication and intensity. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted and coordinated attacks which further heightens these risks. Although we have and continue to employ capabilities, processes and other security and privacy measures designed to prevent, detect and mitigate the risk of such events, including but not limited to geographically diverse and resilient infrastructure, third-party risk management and the implementation of proactive security and privacy measures, a significant or large-scale interruption of our information technology capabilities could result in a confidentiality, integrity or availability data breach, and adversely affect our ability to manage and keep operations running efficiently and effectively, and could result in significant costs, regulatory investigations, fines or litigation. Incidents that result in a wider or sustained disruption to our business or products, or result in a personal data breach, could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, some of our employees work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.
Some of our products, including but not limited to safety-critical products, contain complex digital technologies designed to support today’s increasingly connected vehicles. Although we continue to employ capabilities, processes and other security and privacy measures designed to reduce risks of cyberattacks against our products, such measures may not provide absolute security (and, in turn, privacy) and may not sufficiently mitigate all potential risks under all scenarios. Failure of such products to effectively protect against attacks targeted at our products can negatively affect our brand and harm our business, prospects, customers, financial condition and operating results.
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
To date, we have not experienced a system failure, cyberattack or security breach that has resulted in a material interruption in our operations or material adverse effect on our financial condition. Our Board of Directors regularly reviews relevant information technology and cybersecurity matters and receives periodic updates from information technology and cybersecurity subject matter experts as part of its risk assessment procedures, including analysis of existing and emerging risks, as well as plans and strategies to address those risks. While we continuously seek to expand and improve our information technology systems and maintain adequate disclosure controls and procedures, there can be no assurance that we can adequately anticipate all trends of the market, technology landscapes and threat landscapes, and there can be no assurance that such measures will prevent interruptions or security breaches that could adversely affect our business.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced or required by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the United States, as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. In addition, the National Highway Traffic Safety Administration and other non-U.S. regulators have the authority, under certain circumstances, to require recalls to remedy safety concerns.
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
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. For example, certain of our customers may be affected by the curtailment in the United States of government incentives for electric and hybrid vehicles.
We are subject to laws and regulations governing, among other things:
•the generation, storage, handling, use, transportation, disposal, cleanup, or presence of, or exposure to hazardous materials;
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
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased, operated or otherwise used property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third-party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of present and former facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2025 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
In addition, environmental laws and regulations are complex, change frequently and generally have tended to become more stringent over time. Specifically, increased public awareness and concern regarding global climate change may continue to result in more international, regional, federal, state and local requirements, or pressure from key stakeholders, to reduce or mitigate climate change, which could impose significant operational restrictions, costs and compliance burdens upon our business or our products. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws and regulations, we cannot ensure that environmental laws and regulations will not change or become more stringent in the future. Therefore, we cannot ensure that our costs of complying with current and future environmental, health and safety laws and regulations, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. For example, adoption of greenhouse gas or climate change rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy. Furthermore, if we fail to achieve our sustainability goals and reduce our impact on the environment, or if there becomes a public perception that we have failed to act responsibly regarding climate change and sustainability, we could be exposed to negative publicity, which could adversely affect our business, results of operations, cash flows, financial condition and reputation.

We may identify the need for additional environmental remediation or demolition obligations relating to facility divestiture, closure and decommissioning activities.
As we sell, close and/or demolish facilities around the world, environmental investigations and assessments will need to be performed. We may identify previously unknown environmental conditions or further delineate known conditions that may require us to undertake remediation or incur additional costs related to demolition or decommissioning activities. Such costs may exceed our current reserves.
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws, or their interpretation, including the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Framework, and changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased. Existing income tax laws, regulations and related international agreements provide guidance and direction on the allocations of income and applicable taxing rights among the countries in which we operate. Changes in these guidelines are being contemplated at the local, national, regional (particularly in the European Union), and global levels (through organizations like the G20 and the OECD). Any changes, especially if made inconsistently, could have a materially adverse impact on our financial results.
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
Changes in tax laws, tax rates and adverse positions taken by taxing authorities could impact operating results.
Our tax position could be adversely impacted by changes in the tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident, which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of limiting our ability to take advantage of the tax treaties between Switzerland and other jurisdictions (including the United States), we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Switzerland and other jurisdictions (including the United States) could subject us to increased taxation.

Our tax burden could increase as a result of ongoing or future tax audits.
We are subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material impact on our financial results.
Our ability to use deferred tax assets may be subject to limitation.
We have deferred tax assets in certain countries, and our ability to use such assets will depend on our taxable income generation in the relevant countries. Further, subsequent changes to applicable tax laws in these jurisdictions could impact our ability to fully benefit from such deferred tax assets. Changes in our ability to use deferred tax assets could have a material impact on our financial results.
Risks Related to the Change in Tax Residency
We may be subject to various Swiss taxes as a result of the reorganization transaction.
In December 2024, Aptiv PLC completed a reorganization transaction, as defined in Item 1. Business of this Annual Report on Form 10-K for further information on the Company’s reorganization transaction, in which Old Aptiv established a new publicly-listed Jersey parent company, Aptiv Holdings Limited (“New Aptiv”), which is resident for tax purposes in Switzerland. New Aptiv will be subject to annual capital taxes and corporate income taxes at the federal, cantonal and communal levels and annual capital taxes at cantonal and communal levels. The overall (federal, cantonal, communal) effective corporate income tax rate may vary, but amount to a maximum of approximately 15% in 2025 for companies resident in Schaffhausen, Switzerland, depending on the amount of taxable net profit and respective cantonal/communal multiplier. However, provided that certain requirements are met, we will be entitled to a “participation relief” that can effectively eliminate Swiss corporate income taxation on qualifying dividend income from subsidiaries and capital gains on the disposal of qualifying participations in subsidiaries.
Aptiv is subject to a 35% Swiss withholding tax on gross dividend payment amounts and share repurchases unless such dividend payment or share repurchase is made out of qualifying capital contribution reserves (“Reserven aus Kapitaleinlagen”) or, in such case of share repurchases, such payment is made via a virtual second line of trading through a third -party bank. As part of the Separation, it is anticipated that existing qualifying capital contribution reserves (Reserven aus Kapitaleinlagen) will be transferred from Aptiv to its Electrical Distribution Systems business in connection with the Separation. Aptiv received a Swiss tax ruling confirming the creation of a material qualifying capital contribution reserve. Aptiv expects to pay distributions to shareholders out of such reserves, and as a result, any such distributions to shareholders would be exempt from the Swiss withholding tax. However, there can be no assurance that the Swiss withholding rules will not be changed in the future, the amount of qualifying capital contribution reserves (Reserven aus Kapitaleinlagen) may be depleted over time as Aptiv uses such reserves for distributions to shareholders or share repurchases. If Aptiv is unable to make a distribution out of qualifying capital contribution reserves (Reserven aus Kapitaleinlagen), it may consider making the distribution through a third-party bank via a second line of trading if available and if doing so would avoid the withholding tax. If it does not have qualifying capital contribution reserves (Reserven aus Kapitaleinlagen) and is not able to secure an efficient second virtual line of trading, then any dividends paid by Aptiv or share repurchases by Aptiv will generally be subject to a Swiss withholding tax at a rate of 35% which can be reduced depending on the tax residency of the dividend recipient.
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
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business into a new, independent publicly traded company (“Versigent”), through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Separation is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As two independent, publicly traded companies, each company will be smaller and less diversified than Aptiv, with a narrower business focus and may be more vulnerable to changing market conditions. The planned Separation is intended to qualify as a tax-free transaction for both Swiss and U.S. federal income tax purposes. Completion of the Separation will be contingent upon customary closing conditions.
These or other unanticipated developments could delay or prevent the proposed Separation or cause the proposed Separation to occur on terms or conditions that are less favorable than anticipated. Further, our Board of Directors could decide, either because of a failure to satisfy closing conditions or because of market or other factors, to abandon the proposed Separation.
We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the Separation, or such benefits may be delayed or not occur at all. The anticipated benefits of the Separation are based on a number of assumptions, some of which may prove incorrect. We have incurred, and expect to continue to incur, significant expenses in connection with the Separation, a significant portion of which has already been incurred or will be incurred even if the Separation is not completed, including costs of approximately $178 million during the year ended December 31, 2025. Executing the Separation will require significant resources, time and attention from our senior management and employees, which could divert attention and resources away from other projects and the day-to-day operation of our business. We may face additional challenges as a result of the proposed Separation, including retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees and other counterparties; and establishing transition service agreements and standalone readiness for key functions. We may experience negative reactions from financial markets if we do not complete the Separation in a reasonable time period. Following the proposed Separation, the combined value of the ordinary shares of the two publicly-traded companies may not be equal to or greater than what the value of our ordinary shares would have been had the proposed Separation not occurred.
Moreover, completion of the Separation will result in independent public companies that are smaller, less diversified companies with more limited businesses concentrated in their respective industries than Aptiv was prior to the Separation. As a result, each company could be more vulnerable to global economic trends, geopolitical risks, demand or supply shocks, and changing industry or market conditions, which could have a material adverse effect on its business, financial condition, cash flows and results of operations. Each of the separate companies will also incur ongoing costs, including costs of operating as independent public companies, that the separated businesses will no longer be able to share.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our ordinary shares.
If our distribution of the shares of Versigent to our shareholders fails to qualify as tax-free for U.S. federal income tax purposes, certain of our subsidiaries and our U.S. shareholders could be subject to significant tax liabilities.
It is a condition to the distribution of the shares of Versigent to our shareholders as part of the Separation that we receive one or more tax opinions from our tax advisors, satisfactory to our Board of Directors in its sole discretion, regarding the qualification of the Separation as a distribution under Section 355(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). We do not intend to seek a ruling from the Internal Revenue Service (the “IRS”) with respect to the U.S. federal income tax treatment of the Separation. The opinions of our tax advisors will assume that the Separation will be completed according to the terms of a separation and distribution agreement that we intend to enter into with Versigent prior to the Separation (the “Separation and Distribution Agreement”) and relies on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement (as defined below) and a number of other documents.
In addition, the opinions of our tax advisors will rely on certain facts, assumptions, representations, and undertakings from Versigent and us regarding the past and future conduct of the companies’ respective businesses and other matters and will be subject to certain caveats. If any of these facts, assumptions, representations, or undertakings are, or become, inaccurate or incomplete or are not otherwise satisfied, we and our shareholders may not be able to rely on the opinions of our tax advisors, and certain of our subsidiaries and our U.S. shareholders could be subject to significant tax liabilities. The opinions of our tax advisors will represent the judgment of each tax advisor, respectively, and will not be binding on the IRS or any courts, and there can be no assurance that the IRS will not take a contrary position or that a court will not uphold such position taken by the

IRS. Notwithstanding the opinions of our tax advisors, the IRS could determine on audit that the Separation and/or certain related transactions are taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of Versigent or us after the Separation. If the conclusions expressed in the opinions of our tax advisors are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Separation (including the tax consequences to certain of our subsidiaries and our U.S. Holders) could be materially less favorable.
If the Separation and/or certain related transactions were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each U.S. Holder who received ordinary shares of Versigent in the Separation would be treated as having received a distribution in an amount equal to the fair market value of such ordinary shares received, which would generally result in: (i) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of our current or accumulated earnings and profits; (ii) a reduction in the U.S. Holder’s basis (but not below zero) in our ordinary shares; and (iii) taxable gain from the exchange of our ordinary shares to the extent the amount received exceeds the sum of the U.S. Holder’s share of our earnings and profits and the U.S. Holder’s basis in our ordinary shares.
In addition, certain of our subsidiaries could be subject to U.S. federal income tax if the Separation and/or certain related transactions were determined not to qualify for non-recognition under Section 355 and related provisions of the Code. These amounts could be material, and could adversely affect our business, financial conditions, cash flows and results of operations.
We intend to enter into a tax matters agreement with Versigent, under which Versigent will make certain representations and covenants intended to protect the tax-free treatment of the Separation and certain related transactions (the “Tax Matters Agreement”). If, as a result of any of those representations being untrue or those covenants being breached, the Separation and/or certain related transactions were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, Versigent could be required by the Tax Matters Agreement to indemnify us for the resulting taxes and related expenses. However, if Versigent fails to satisfy its indemnification obligations to us in respect of such taxes and expenses, our business, financial condition, cash flows and results of operations could be adversely affected.
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

ITEM 1C. CYBERSECURITY
Aptiv has a risk-based cybersecurity program, dedicated to protecting our data, products and information technology systems as well as data belonging to our customers, suppliers and employees. Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology capabilities, both internally and externally. Our capabilities, as well as those of our customers, suppliers, partners and service providers, are crucial to our operations and may contain confidential personal information, sensitive business-related information or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyberattacks and other natural or man-made incidents or disasters), which may be prolonged or go undetected.
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
Enterprise Cybersecurity
The Company’s Enterprise Cybersecurity team, led by the CISO, is responsible for identifying, assessing the severity of, managing and remediating cybersecurity risks to the Company’s information technology infrastructure. Risks are identified through vulnerability hunting, infrastructure penetration testing, threat intelligence activities and other processes defined by the infrastructure Governance, Risk and Compliance (“GRC”) assessment program utilized by the Company. Furthermore, this team seeks to reduce cybersecurity risks through a number of activities, including annual cybersecurity training for the majority of the Company’s employees, phishing tests, compliance assessments, vulnerability and noncompliance remediation and the implementation and maintenance of new cybersecurity technology.
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
Product Cybersecurity
The Company’s Product Cybersecurity team, led by the Product Cybersecurity Officer (“PCSO”), is responsible for assessing and managing the Company’s cybersecurity risk as it relates to Aptiv’s product portfolio. Risks are identified through threat intelligence, security testing, including penetration testing, audits and other processes defined by the Company’s product cybersecurity GRC program. The processes by which the Product Cybersecurity team manages automotive product security risks have been audited, assessed and certified as compliant with various applicable international regulatory standards by independent third-party auditors.
Governance
Enterprise Cybersecurity
The Company’s Enterprise Cybersecurity Security Operation’s Center (“SOC”), which is supervised by the CISO, is responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats, as well as for responding to cybersecurity incidents. The SOC management team carries a diverse array of applicable cybersecurity and information technology credentials and generally has over twenty years of experience in cybersecurity. When an infrastructure cybersecurity incident occurs, the SOC initiates communications to the appropriate groups within the Company, which may include various members of the Company’s management, including the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Operating Officer.

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
Product Cybersecurity
The Product Security Incident Response Team (the “PSIRT”), which is supervised by the PCSO, is responsible for responding to product related cybersecurity incidents, which at times involve collaborating with the Enterprise Cybersecurity SOC. The PSIRT team regularly analyzes vulnerabilities reported by threat intelligence and public vulnerability reporting databases and determines whether any of those vulnerabilities are present in the Company’s products. Vulnerabilities identified are reviewed by the PCSO on a weekly basis with involvement from the Company’s legal staff as necessary. For all vulnerabilities identified, the PSIRT reviews whether adequate mitigations are already in place. In situations where adequate mitigations are not present, the PSIRT works with the customer to address the concern which may involve adding additional mitigations to the product.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K — “We face risks related to cybersecurity for both our infrastructure and products and any cybersecurity breach or failure of one or more key information technology systems, or those of third-parties with which we do business could have a material adverse impact on our business or reputation.”

ITEM 2. PROPERTIES
As of December 31, 2025, we owned or leased 139 major manufacturing sites and 11 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller manufacturing sites, sales offices, warehouses, engineering centers, joint ventures and other investments strategically located throughout the world. We have a presence in 50 countries. The following table shows the regional distribution of our major manufacturing sites by the operating segment that uses such facilities:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Advanced Safety and User Experience	2	4	3	—	9
Engineered Components Group	26	22	19	2	69
Electrical Distribution Systems	20	17	21	3	61
Total	48	43	43	5	139
In addition to these manufacturing sites, we had 11 major technical centers: four in North America; two in Europe, Middle East and Africa; and five in Asia Pacific.
Of our 139 major manufacturing sites and 11 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 66 are primarily owned and 84 are primarily leased.
We frequently review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and controlling operating expenses. We believe our evolving portfolio will meet current and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment-related and environmental matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows. With respect to warranty matters, although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from our recorded estimates.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s ordinary shares are publicly listed on the New York Stock Exchange under the symbol “APTV.”
As of January 30, 2026, there was 1 shareholder of record of our ordinary shares.
The following graph reflects the comparative changes in the value from December 31, 2020 through December 31, 2025, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our ordinary shares, (2) the S&P 500 index and (3) the Automotive Peer Group. Historical performance may not be indicative of future shareholder returns.
Stock Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Aptiv PLC (1)
S&P 500 (2)
Automotive Peer Group (3)

*    $100 invested on December 31, 2020 in our stock or in the relevant index, including reinvestment of dividends. Fiscal year ended December 31, 2025.
(1)Aptiv PLC
(2)S&P 500 – Standard & Poor’s 500 Total Return Index
(3)Automotive Peer Group – Adient plc, American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Atmus Filtration Technologies Inc., BorgWarner Inc., Cooper-Standard Holdings Inc., Dana Incorporated, Dorman Products, Inc., Driven Brands Holdings Inc., Faraday Future Intelligent Electric Inc., Ford Motor Company, Fox Factory Holding Corp., Garrett Motion Inc., General Motors Company, Gentex Corporation, Gentherm Incorporated, Genuine Parts Company, The Goodyear Tire & Rubber Company, Holley Inc., Lear Corporation, LKQ Corporation, Lucid Group, Inc., Monro, Inc., Motorcar Parts of America, Inc., PHINIA Inc., QuantumScape Corporation, Rivian Automotive, Inc., Standard Motor Products, Inc., Strattec Security Corporation, Tesla, Inc., Valvoline Inc., Visteon Corporation and XPEL, Inc.

Company Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Aptiv PLC (1)	$100.00	$126.60	$71.48	$68.86	$46.42	$58.40
S&P 500 (2)	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Automotive Peer Group (3)	$100.00	$148.83	$63.17	$101.94	$149.07	$170.48

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 21. Share-Based Compensation to our audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,197,662	(1)	$—	(2)	6,017,405	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,197,662		$—		6,017,405
(1)Includes (a) 39,545 outstanding restricted stock units granted to our Board of Directors which were granted under the 2024 Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 24, 2024 (the “2024 LTIP”) and (b) 4,158,117 outstanding time- and performance-based restricted stock units granted to our employees, of which 2,755,853 were granted under the 2024 LTIP.
(2)The restricted stock units have no exercise price.
(3)Remaining shares available under the 2024 LTIP.
Repurchase of Equity Securities
A summary of our ordinary shares repurchased during the quarter ended December 31, 2025, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
October 1, 2025 to October 31, 2025	653,958	$82.96	653,958	$2,365
November 1, 2025 to November 30, 2025	2,008,246	$76.98	2,008,246	$2,210
December 1, 2025 to December 31, 2025	1,227,747	$77.37	1,227,747	$2,115
Total	3,889,951	$78.11	3,889,951
(1)The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)Excluding commissions.
(3)In July 2024, the Board of Directors authorized a new share repurchase program of up to $5.0 billion. This program commenced following completion of the Company’s January 2019 share repurchase program of up to $2.0 billion. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the year ended December 31, 2025. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in seven sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Significant Accounting Policies and Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
Executive Overview
Our Business
Aptiv is a global industrial technology company focused on enabling a more automated, electrified and digitalized future. We deliver flexible and scalable solutions that support our customers’ transition to an increasingly software-defined future. Our technologies reach from sensor to cloud, including the hardware and software necessary to support automotive and other industries on a global basis. Our Advanced Safety and User Experience segment provides advanced software and services, intelligent sensors and high-performance compute platforms; our Engineered Components Group segment provides connection systems, high-performance interconnects, and cable management and protection solutions; and our Electrical Distribution Systems segment provides low voltage and high voltage power, signal and data distribution.
We are one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world, as well as many of the leading aerospace and defense companies and global telecom operators.
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
Planned Spin-off of Electrical Distribution Systems Business
On January 22, 2025, we announced our intention to pursue a separation of our Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by April 1, 2026, subject to customary closing conditions. The new publicly traded Electrical Distributions Systems spin-off company will be named Versigent, and will trade on the NYSE under the symbol “VGNT” following the distribution date.
During the year ended December 31, 2025, the Company incurred costs of approximately $178 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, are primarily related to third-party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation through the completion of the transaction.
In connection with the Separation, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the audited consolidated financial statements contained herein.
Commencing with the first Quarterly Report on Form 10-Q of 2026, Aptiv will rename its Advanced Safety and User Experience segment to Intelligent Systems, and will rename its Engineered Components Group segment to Engineered Components. There is no impact to the composition of either segment.
Business Strategy
We believe the Company is well-positioned to benefit from key secular trends, including automation, electrification and digitalization, that are driving transformation in the automotive industry and expanding in scope to impact a broader range of end markets, including aerospace and defense, telecom and datacom, and diversified industrials. In particular, we believe automotive industry growth will increasingly be driven by the accelerating transition to software-defined vehicles, the continued commercialization of active safety and adoption of autonomous driving technologies, and enhanced in-cabin experiences and connected services, all of which require advanced software, computing platforms and optimized hardware and architectures to support them. Through our robust operating model, we have successfully created a competitive cost structure, while investing in research and development to further innovate and grow our product offerings across multiple industries, and have re-aligned our manufacturing footprint into an efficient, low-cost regional service model, focused on increasing our profit margins.
Our 2025 performance reflects our solid execution and cost reduction initiatives, despite the global inflationary environment and evolving geopolitical issues, including global trade impacts from tariffs. Our recent financial and business achievements include the following:
•Generating new business awards of approximately $27 billion, based on expected volumes and prices, validating our industry-leading portfolio of advanced technologies tied to the secular growth drivers across industries;
◦Driving more than 75% of new business awards in China with local OEM customers;
•Delivering record revenue, with strong revenue growth over the prior year despite the dynamic vehicle production environment, helped by strong growth in other industrial end markets;
•Successfully mitigating substantially all significant tariff-related exposures during the year;
•Generating cash flow from operations of $2.2 billion and delivering $1.2 billion of operating income (record adjusted operating income of $2.5 billion), demonstrating strong operating execution in the face of continuing material and labor cost inflation;
◦Delivering operating income margin of 5.8% (adjusted operating income margin of 12.1%), driven by strong operating performance and cost reduction initiatives;
•Repurchasing 22.8 million shares with a value of $1.5 billion, including incremental share deliveries under the terms of the Company’s accelerated share repurchase program;
•Leveraging our investment grade credit metrics to further enhance our capital structure and increase our financial flexibility;
◦Opportunistically deploying capital to repurchase $300 million aggregate principal amount of certain senior notes and repaying the outstanding principal balance of $250 million on the Term Loan A;
◦Extending the maturity of our existing Credit Agreement to March 2030;

•Commencing partnerships with leading technology companies to commercialize our intelligent edge portfolio, including ServiceNow, Capgemini, Robust.AI, Vecna Robotics, Nota AI, SiMa.ai, DEEPX and others;
•Continuing our relentless focus on cost structure and operational optimization;
◦Maximizing our operational flexibility and profitability at all points in the normal automotive business cycle, by having approximately 97% of our hourly workforce based in best cost countries, and approximately 31% of our hourly workforce composed of contingent employees; and
•Fully preparing our Electrical Distribution Systems business for separation into an independent, publicly traded company, including post-separation strategies and growth opportunities for both Aptiv and Versigent, and remaining on-track to complete the Separation by April 1, 2026.
Our strategy is to build on these accomplishments and continue to develop and manufacture innovative, market-relevant products for a diverse base of customers around the globe, and leverage our lean and flexible cost structure to achieve strong and disciplined earnings growth and returns on invested capital. Through our culture of innovation and world class engineering capabilities, we intend to employ our rigorous, forward-looking product development process to deliver new technologies that provide solutions to our customers. We are committed to creating value for our shareholders, including through the continued return of capital through share repurchases. Our key strategic priorities include:
Commercializing the evolution towards software-defined components and systems across multiple industries, including automotive. We expect the trends of automation, electrification and digitalization to create growth opportunities, as they drive similar product requirements for mission-critical applications across multiple industries, namely increased demand for advanced software and optimized hardware. Intelligent, software-defined solutions, such as increasingly capable automated driving technologies, offer significant societal benefits and create long-term growth opportunities for our product offerings, including new customers such as mobility providers, telecommunications network operators and smart cities. Growth opportunities across the automotive and other industries will be driven by increased hardware and software content, greater computing power and software requirements, enhanced solutions for lifecycle management and connectivity, and continued electrification. We believe the complexity of these systems will also require ongoing software support services, as they will be continuously upgraded with new features and performance enhancements.
As part of our strategy to harness the full potential of connected intelligent systems across industries, strengthen our capabilities in software-defined mobility and enable advanced smart vehicle architecture changes, we acquired Wind River Systems, Inc. (“Wind River”) in December 2022. Wind River is a global leader in delivering software for the intelligent edge for multiple industries, including automotive, by leveraging mixed-criticality software products and solutions enabling customers to develop in the cloud, deploy over-the-air and run and manage software at the vehicle edge. As described in Note 7. Intangible Assets and Goodwill to the audited consolidated financial statements contained herein, although the timeline has been extended for the broader transition to more fully software-defined vehicles, as evidenced by certain delays in our OEM customers’ software-defined vehicle investment strategies, we continue to believe we are well-aligned with long-term key industry technology trends and continue to make investments to further develop and grow our product offerings in this space.
We are also continuing to develop market-leading automated driving solutions, such as automated driving software, sensing and perception technologies enhanced through artificial intelligence and machine learning, as well as the underlying architecture technologies capable of supporting safety-critical applications. We believe we are well-aligned with industry technology trends that will help to support sustainable future growth in this space and have partnered with leaders in their respective fields to advance the pace of development and commercialization of these emerging technologies.
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships have us well-aligned with industry technology trends in these evolving areas, the timeline necessary to produce commercially viable autonomous vehicles has been extended and is still subject to significant uncertainty, which resulted in additional funding requirements for Motional. In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, which also eliminated any requirements for additional future funding from Aptiv. These transactions, which were completed in May 2024, resulted in the reduction of our common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. In May 2025, Hyundai provided additional funding to Motional, further reducing Aptiv’s common equity interest in Motional from 15% as of March 31, 2025 to approximately 13% as of December 31, 2025. The total gains recorded as a result of these transactions were approximately $33 million ($0.15 per diluted share) and approximately $641 million ($2.50 per diluted share) during the years ended December 31, 2025 and 2024, respectively, within net gain on equity method transactions in the consolidated statements of operations. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements contained herein for further information on these transactions.
Evolving technology areas related to the trends of automation, electrification, and digitalization present numerous risks, including high development costs, uncertainty regarding the timing of customer and consumer adoption, increased competition from entrants outside our traditional industries, and evolving regulations, such as the guidance for automated driving systems published by the U.S. Department of Transportation. While we believe we are well-positioned across our markets, the high development cost of various technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us or our partners, and ultimately there can be no assurance that we will be successful in our efforts to develop these technologies.
Leveraging our engineering and technological capabilities. We seek to leverage our strong product portfolio tied to the broader trends of automation, electrification and digitalization that are transforming multiple industries with our global footprint to increase our revenues, as well as committing to substantial annual investment in research and development to maintain and enhance our leadership in new solutions across each of our product lines.
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
Pursuing selected acquisitions and strategic investments. In recent years, we continued to complete selected acquisitions and strategic investments in order to continue to leverage our technology capabilities and enhance and expand our commercialization of new solutions, product offerings, customer base, geographic penetration and scale to complement our current businesses, while continuing to enhance our product offerings and competitive position in growing market segments.
Accelerating an electrified, sustainable future. We are committed to becoming carbon-neutral in our global operations by 2030 and to achieving net carbon neutrality by 2040 as we transition away from carbon-intensive energy and processes in our global operations. We also continue to focus on minimizing the overall environmental impact of vehicles as a key part of our overall business strategy. We believe that this strong, foundational focus on sustainability makes Aptiv a partner of choice for our customers, a desirable place to work for our employees and a valued contributor to the communities in which we operate.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 4% from 2024 to 2025 (1% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue), reflecting increased vehicle production of 10% in China and 1% in South America, our smallest region, partially offset by declines of 2% in North America and 1% in Europe. Refer to Note 22. Segment Reporting of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for financial information concerning principal geographic areas.
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
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, which may continue in 2026. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement (the “USMCA”), increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures have affected and could continue to affect our operations and the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
Ukraine/Russia conflict. The conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the European Union (the “E.U.”), the U.S. and other governments implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues.
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
We do not have a material physical presence in either Russia or Ukraine, with less than 1% of our workforce located in the countries as of December 31, 2025. For the year ended December 31, 2025, less than 1% of our net sales were generated from manufacturing facilities in Ukraine, and we did not generate any sales in Russia. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 32% of our net sales for the year ended December 31, 2025. As a result of the conflict, the Company ceased using certain long-lived assets in Ukraine and consequently recorded non-cash impairment charges of $11 million during the year ended December 31, 2023. These charges were recorded within cost of sales in the consolidated statements of operations.
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of both December 31, 2025 and 2024. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Key growth regions. We believe our strong global presence has positioned us to generate strong growth rates over the long-term. We continue to expand our established presence in key growth regions, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with OEMs in key growth regions to continue expanding our worldwide leadership. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards these key growth regions. In addition, we continue to build upon our extensive geographic reach, enabled by our leadership in the automotive market, to capitalize on opportunities in key growth markets, including aerospace and defense, telecom and datacom, and diversified industries.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Automotive production in China experienced growth of 10% in 2025, which follows growth of 4% in 2024. Despite the market volatility and moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term.
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
Market driven products. Our product offerings satisfy our customers’ needs to meet increasingly stringent government regulations and meet consumer preferences for products that address the trends of automation, electrification and digitalization. With our offerings, we believe we are well-positioned to benefit from the growing demand for vehicle content and technology related to safety, electrification, high speed data, connectivity to the global information network and automated driving technologies. We are benefiting from the substantial increase in vehicle content, including advanced software and optimized hardware required to enable systems such as automated advanced driver assistance technologies, electrical vehicle monitoring, active safety systems, lane departure warning systems, integrated vehicle cockpit displays, navigation systems and technologies that enable connected infotainment in vehicles. While we have identified electrification programs as a key market for our products, certain of our OEM customers have recently announced delays in or changes to their software-defined vehicle investment strategies amidst reduced expectations for future consumer demand for these products.
Global capabilities and risks. Many OEMs are continuing to develop vehicle platforms intended to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. In addition, geopolitical tensions are also causing them to regionalize their supply chains. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global manufacturing footprint enables us to efficiently manufacture in and supply from best cost countries at scale. Our regional teams allow us to stay connected to local market requirements and more closely partner with our customers during all phases of the development process, from design through production, while maintaining focus on increasing efficiency and lowering costs. Increasing manufacturing automation, footprint rotation to best cost countries, and other operational initiatives have supported our commitment to continuous improvement, leveraging scale and enhancing efficiency to improve our margins.
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
While the impacts to the Company resulting from these incremental tariffs were not significant during 2025, the future impact of any announced tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available, and may be material to the Company. In addition, we are continuing to work with our customers and suppliers to mitigate the impact of these incremental tariffs on our results of operations. Despite recent trade negotiations and the potential for trade agreements between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs and any associated retaliatory measures, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, the government of Mexico implemented country-wide statutory minimum wage increases of approximately 13% (5% in Northern Border Zone), 12% and 20%, effective January 1, 2026, 2025 and 2024, respectively. The government of Mexico has indicated it may implement other labor reforms, such as an initiative to shorten the work week from 48 to 40 hours, as early as January 1, 2027, through a gradual reduction of two hours per year. Labor costs have increased significantly in Mexico as a result of this and other labor reform initiatives, necessitating a strategic review of more cost-competitive jurisdictions and a greater acceleration in manufacturing automation. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
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
Product development. The automotive technology and components industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive and to maintain or increase our revenues. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. With our innovative technologies and robust global engineering and development capabilities, we are well positioned to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
OEMs are increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing from global suppliers.
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 20,700 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. Our total investment in research and development, including engineering, was approximately $1.7 billion, $1.6 billion and $1.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which includes approximately $573 million, $535 million and $492 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies which generally ranges from 25% to 35% of engineering expenses. This level of co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions.
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
We utilize a Technology Advisory Council, a panel of prominent global technology thought leaders, which helps us anticipate cutting-edge technology trends and guides our product strategies and investments in technology with a focus on developing advanced technologies to drive growth and foster innovation. This independent perspective assists Aptiv in pursuing investments in the right technologies that create the most value for all of its stakeholders. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $1.2 billion for the year ended December 31, 2026.
We maintain a large portfolio of approximately 11,000 patents and protective rights in the operation of our business as of December 31, 2025. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and these pressures may continue in 2026. We also continue to face additional potential impacts from the rapidly evolving trade policies and tariff actions. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 31% of the hourly workforce as of December 31, 2025. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure. Assuming constant product mix and pricing, based on our 2025 results, we estimate that our EBITDA breakeven level would be reached if we experienced a 45% downturn to current product volumes.
We have a strong balance sheet with gross debt of approximately $7.7 billion and substantial available liquidity of approximately $4.4 billion consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of December 31, 2025, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced or required by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, as automotive components are increasingly standardized across regions, the level of recalls outside of the U.S. may also increase. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2025 were $20.4 billion, an increase of approximately 3% compared to 2024. Our overall volumes increased 3%, with increased global automotive production of 4% (1% on an AWM basis) for the year ended December 31, 2025, compared to 2024 production rates. Despite the global inflationary environment, our overall lean cost structure has enabled us to achieve strong levels of operating income, while continuing to strategically invest in the future.
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

This section discusses our consolidated results of operations and results of operations by segment for the years ended December 31, 2025 versus 2024. A detailed discussion of our consolidated results of operations and results of operations by segment for the years ended December 31, 2024 versus 2023 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 7, 2025.
2025 versus 2024
The results of operations for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025		2024		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$20,398		$19,713		$685
Cost of sales	16,500		16,002		(498)
Gross margin	3,898	19.1%	3,711	18.8%	187
Selling, general and administrative	1,673		1,465		(208)
Amortization	208		211		3
Restructuring	185		193		8
Goodwill impairment	648		—		(648)
Operating income	1,184		1,842		(658)
Interest expense	(361)		(337)		(24)
Other income, net	50		41		9
Net gain on equity method transactions	46		605		(559)
Income before income taxes and equity loss	919		2,151		(1,232)
Income tax expense	(700)		(223)		(477)
Income before equity loss	219		1,928		(1,709)
Equity loss, net of tax	(38)		(118)		80
Net income	181		1,810		(1,629)
Net income attributable to noncontrolling interest	19		24		(5)
Net loss attributable to redeemable noncontrolling interest	(3)		(1)		(2)
Net income attributable to Aptiv	$165		$1,787		$(1,622)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2025 versus 2024.

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass- through	Other	Total
	(in millions)			(in millions)
Total net sales	$20,398	$19,713	$685	$466	$129	$90	$—	$685
Total net sales for the year ended December 31, 2025 increased 3% compared to the year ended December 31, 2024. Our volumes increased 3% for the period, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to increased global automotive production of 4% (1% on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $47 million, and favorable foreign currency impacts, primarily related to the Euro.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $498 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the years ended December 31, 2025 and 2024.

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$16,500	$16,002	$(498)	$(307)	$(257)	$204	$(138)	$(498)
Gross margin	$3,898	$3,711	$187	$159	$(128)	$204	$(48)	$187
Percentage of net sales	19.1%	18.8%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts of improved operational performance, offset by increased volumes and currency exchange. Cost of sales was also impacted by the following items in Other above:
•$90 million of increased commodity pass-through costs;
•Approximately $15 million of increased depreciation; and
•Approximately $20 million of increased warranty costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$1,673	$1,465	$(208)
Percentage of net sales	8.2%	7.4%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, Separation, acquisition and project portfolio costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the year ended December 31, 2025 compared to 2024, primarily due to $178 million of Separation costs, long-lived asset impairment charges of approximately $7 million and increased incentive compensation costs recorded during the year ended December 31, 2025.

Amortization

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Amortization	$208	$211	$3
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the years ended December 31, 2025 and 2024 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 20. Acquisitions and Divestitures to the audited consolidated financial statements included herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
In 2026, we expect to incur non-cash amortization charges of approximately $215 million.

Restructuring

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$185	$193	$8
Percentage of net sales	0.9%	1.0%
The Company recorded employee-related and other restructuring charges totaling approximately $185 million during the year ended December 31, 2025, which included the recognition of approximately $37 million within the Electrical Distribution Systems segment for programs to downsize and close European manufacturing sites, approximately $25 million related to workforce optimization within the Advanced Safety and User Experience segment and approximately $15 million for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region. We expect to make cash payments of approximately $110 million in 2026 pursuant to currently implemented restructuring programs.
The Company recorded employee-related and other restructuring charges totaling approximately $193 million during the year ended December 31, 2024, which reflected programs to align manufacturing capacity with the current levels of automotive production in each region, and included the recognition of approximately $25 million and $57 million for programs initiated in the fourth quarter of 2024 and 2023, respectively, focused on global salaried workforce optimization, primarily in the North American and European regions.
We expect to continue to incur additional restructuring expense in 2026 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $75 million (of which approximately $40 million relates to the Electrical Distribution Systems segment, approximately $25 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Engineered Components Group segment) for approved programs within the next twelve months. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the audited consolidated financial statements included herein for additional information.

Goodwill Impairment

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Goodwill impairment	$648	$—	$(648)
Goodwill impairment for the year ended December 31, 2025 reflects a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. Refer to Note 7. Intangible Assets and Goodwill to the audited consolidated financial statements included herein for additional information.
Interest Expense

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Interest expense	$361	$337	$(24)

The increase in interest expense during the year ended December 31, 2025 compared to 2024 primarily reflects the issuance of $1,650 million in aggregate principal amount of 2024 Senior Notes and $500 million in aggregate principal amount of 2024 Junior Notes in September 2024, partially offset by the redemption of the $700 million in aggregate principal amount of 2.396% senior unsecured notes (the “2.396% Senior Notes”) due 2025 in September 2024, the redemption of the 2015 Euro-denominated Senior Notes in December 2024, the full repayment of the $600 million Term Loan A in the fourth quarter of 2024 and first quarter of 2025 and the full repayment of our €450 million European accounts receivable factoring facility in the first half of 2025.
Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.

Other Income, Net

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Other income, net	$50	$41	$9
Other income, net for the year ended December 31, 2025 includes interest income of $60 million. The Company also recorded $26 million during the year ended December 31, 2025 related to the components of net periodic pension and postretirement benefit cost other than service costs, as further described in Note 12. Pension Benefits to the audited consolidated financial statements included herein.
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
Refer to Note 19. Other Income, Net to the audited consolidated financial statements included herein for additional information.

Net Gain on Equity Method Transactions

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Net gain on equity method transactions	$46	$605	$(559)
Net gain on equity method transactions for the year ended December 31, 2025 includes a gain of approximately $33 million recorded as a result of the Motional funding transaction completed in May 2025 and a gain of approximately $13 million from the closing of the sale of TTTech Auto AG (“TTTech Auto”) in June 2025.
Net gain on equity method transactions for the year ended December 31, 2024 includes a gain of approximately $641 million recorded as a result of the Motional funding and ownership restructuring transactions completed in May 2024, partially offset by a non-cash, pre-tax impairment charge of approximately $36 million related to its equity method investment in TTTech Auto.
Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$700	$223	$(477)
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
The Company’s effective tax rate was 76% and 10% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate for the year ended December 31, 2025 includes net discrete tax expense of approximately $380 million primarily related to a change in valuation allowance on the Swiss tax incentive, as described below, tax accruals associated with the Separation of the Electrical Distribution Systems business and the tax impact of intercompany reorganizations, partially offset by changes in other valuation allowances. Also included as a discrete item in the effective tax rate for the year ended December 31, 2025 is the unfavorable impact of approximately 32 points resulting from the Wind River non-cash goodwill impairment charge, as described further in Note 7. Intangible Assets and Goodwill to the audited consolidated financial statements included herein, which is non-deductible for tax purposes.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that were applicable to Aptiv beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The OBBBA will not have a material impact on the Company’s consolidated financial statements.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework (the “Framework”) previously adopted by the European Union (the “E.U.”) Member States on December 15, 2022. Jurisdictions that have adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD, may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023, as described below. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the year ended December 31, 2025. No other deferred tax assets are impacted by the Guidance.
On December 18, 2025, the Swiss Council of States passed a motion preventing the retroactive application of the OECD’s 2025 Guidance on the Model Rules. While this development has no immediate impact on Aptiv’s tax position, we will continue to monitor potential implications for the recoverability of our Swiss deferred tax assets associated with our Swiss tax incentive.
In response to the Framework, during the second half of 2023, the Company initiated changes to its corporate entity structure, including intercompany transfers of certain intellectual property to one of its subsidiaries in Switzerland. Furthermore, during the third quarter of 2023, the Company’s Swiss subsidiary was granted a ten-year tax incentive, beginning in 2024. The measurement of certain deferred tax assets and associated income tax benefits resulting from these transactions was impacted by tax legislation in Switzerland enacted in the fourth quarter of 2023, which increased the statutory income tax rate, resulting in additional deferred tax benefit impacts, net of valuation allowances. During the year ended December 31, 2023, the total income tax benefit recorded as a result of the intercompany transfers of intellectual property and tax incentive, all as described above, combined with other related additional current year tax expense as a result of the transactions, was approximately $2,080 million.

The Company has proactively responded to these tax policy changes, as described above, and will continue to closely monitor developments. Our effective tax rate for the year ended December 31, 2025 includes an unfavorable impact from the enacted Framework.
Refer to Note 14. Income Taxes to the audited consolidated financial statements included herein for additional information.

Equity Loss

	Year Ended December 31,
	2025	2024	Favorable/ (unfavorable)
	(in millions)
Equity loss, net of tax	$38	$118	$80
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The decrease in equity losses recognized by Aptiv during the year ended December 31, 2025 compared to 2024 is primarily attributable to the decrease in Aptiv’s common equity interest in Motional from 50% to approximately 13% as a result of the Motional funding and ownership restructuring transactions that were completed in May 2024 and May 2025. Refer to Note 5. Investments in Affiliates to the audited consolidated financial statements included herein for additional information.

Results of Operations by Segment
In connection with the Separation, as further described in Note 26. Separation of Electrical Distribution Systems to the audited consolidated financial statements included herein, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments:
•Advanced Safety and User Experience, which includes platforms and modular offerings, such as intelligent sensors, high-performance compute, and advance software tools and services.
•Engineered Components Group, which includes connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal and data for next-generation applications across multiple end markets.
•Electrical Distribution Systems, which includes a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 26. Separation of Electrical Distribution Systems, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
•Eliminations and Other, which includes i) the elimination of inter-segment transactions, and ii) certain other expenses and income of a non-operating or strategic nature.
Prior period amounts were adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the audited consolidated financial statements contained herein.
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
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2025 and 2024 are as follows:

Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity Pass-through	Other	Total
	(in millions)			(in millions)
Advanced Safety and User Experience	$5,792	$5,791	$1	$(21)	$22	$—	$—	$1
Engineered Components Group	6,662	6,384	278	213	61	4	—	278
Electrical Distribution Systems	8,818	8,309	509	373	52	84	—	509
Eliminations and Other	(874)	(771)	(103)	(99)	(6)	2	—	(103)
Total	$20,398	$19,713	$685	$466	$129	$90	$—	$685

Gross Margin Percentage by Segment

	Year Ended December 31,
	2025	2024
Advanced Safety and User Experience	18.7%	19.0%
Engineered Components Group	26.0%	25.6%
Electrical Distribution Systems	12.2%	11.7%
Total	19.1%	18.8%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2025	2024	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Advanced Safety and User Experience	$658	$714	$(56)	$28	$41	$(125)	$(56)
Engineered Components Group	$1,129	$1,073	$56	$55	$82	$(81)	$56
Electrical Distribution Systems	$674	$579	$95	$76	$81	$(62)	$95
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was impacted by operational performance, volume, including product mix, as well as the impacts of contractual price reductions, net of price recoveries, of $47 million. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•$143 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso;
•Approximately $75 million of increased SG&A expense, including increased incentive compensation costs, excluding the impact of Separation costs and other acquisition and portfolio project costs;
•Approximately $30 million of increased depreciation, primarily as a result of a higher fixed asset base; and
•$20 million of increased warranty costs.

Liquidity and Capital Resources
Overview of Capital Structure
Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, operational restructuring and Separation activities. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary and available, borrowings under credit facilities and issuance of long-term debt and equity. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of existing indebtedness, strategic acquisitions or investments, additional share repurchases and/or general corporate purposes. We also continually explore ways to enhance our capital structure.
As of December 31, 2025, we had cash and cash equivalents of $1.9 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $5.7 billion. We also have access to additional liquidity pursuant to the terms of the $2.0 billion Revolving Credit Facility and the committed European accounts receivable factoring facility, as described below. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of December 31, 2025.

December 31, 2025

(in millions)
Cash and cash equivalents	$1,851
Revolving Credit Facility, unutilized portion (1)	1,998
Committed European accounts receivable factoring facility, unutilized portion (2)	529
Total available liquidity	$4,378
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of December 31, 2025.
(2)Based on December 31, 2025 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of December 31, 2025, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $1.8 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2026 and beyond.
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
During the year ended December 31, 2025, upon final settlements under the ASR Agreements, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. During the year ended December 31, 2025, the Company also repurchased approximately 5.1 million of our outstanding ordinary shares for $400 million in the open market.
During the year ended December 31, 2024, in addition to the initial shares received under the ASR program, we repurchased approximately 13.6 million of our outstanding ordinary shares for $1,100 million in the open market.
During the year ended December 31, 2023, we repurchased approximately 4.7 million of our outstanding ordinary shares for $398 million in the open market.
As of December 31, 2025, approximately $2,115 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Dividends from Equity Investments
During the years ended December 31, 2025, 2024 and 2023, Aptiv received dividends of $20 million, $12 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Acquisitions, Divestitures and Other Transactions
In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Advanced Safety and User Experience segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million during the year ended December 31, 2025, within cost of sales in the consolidated statements of operations.
The Company had no other business acquisitions or divestitures during the years ended December 31, 2025 and 2024.
Höhle Ltd.—On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Engineered Components Group segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
Sale of Interest in Majority Owned Russian Subsidiary—Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which was reported within the Electrical Distribution Systems segment, initially met the held for sale criteria as of June 30, 2022. Consequently, during the year ended December 31, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value.
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
Investment in StradVision, Inc.—On October 20, 2025, Aptiv entered into an agreement with StradVision, Inc. (“StradVision”), a provider of deep learning-based camera perception software for automotive applications, to convert the Company’s existing preferred shares in StradVision into common shares (the “Conversion”), resulting in a common equity interest of approximately 41% in StradVision. Aptiv previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first half of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments).

Prior to the Conversion, due to the Company’s redemption rights, the Company’s investment in StradVision was classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The fair value of the available-for-sale debt security on the Conversion date was approximately $149 million. Following the Conversion, Aptiv began accounting for its investment in StradVision under the equity method. The investment was reclassified to investments in affiliates in the consolidated balance sheets and is included in the Advanced Safety and User Experience segment.
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
On May 30, 2025, Hyundai invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13% as of December 31, 2025. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations.
Investment in TTTech Auto AG—On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto, a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, for €200 million (approximately $220 million, using foreign currency rates on the investment date).
In 2024, the shareholders of TTTech Auto entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party, and as a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations.
The impairment was based on the fair value of the investment at the balance sheet date. The fair value was determined based on the contractual sales price of TTTech Auto pursuant to the executed purchase and sale agreement. Contractual sales prices are considered observable inputs other than quoted prices, and are therefore classified as a Level 2 measurement.
The sale of TTTech Auto closed in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheet.
Technology Investments—During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares for net proceeds of approximately $6 million and its Smart Eye AB ordinary shares for net proceeds of approximately $6 million.
In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million Chinese Yuan Renminbi (“RMB”) (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using December 31, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of December 31, 2025, and the satisfaction of customary closing conditions.
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the year ended December 31, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.
As of December 31, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2025.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the year ended December 31, 2025 within other income, net in the consolidated statements of operations.
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
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	December 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%
Spin-off Financing
Versigent Limited (“Versigent”), a wholly owned subsidiary of Aptiv, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the Electrical Distribution Systems business and to issue debt. Cyprium Corporation (“Cyprium U.S.”), a wholly owned U.S. subsidiary of the Company, and Cyprium Holdings Luxembourg S.a.r.l. (“Cyprium Luxembourg”), a wholly owned Luxembourg subsidiary of the Company, both of which will become wholly owned subsidiaries of Versigent upon completion of the Separation, were also formed for the same purposes.
Spin-off Credit Agreement—In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “ Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A.
The Spin-Off Credit Facilities are expected to become available to Versigent no later than the date of the Separation, subject to the satisfaction of certain conditions customary for financings of this type. Accordingly, no amounts were drawn or available to be drawn under the Spin-Off Credit Facilities as of December 31, 2025.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Spin-Off Credit Agreement, under which such borrowings would be guaranteed by Versigent and certain of its subsidiaries. Additional subsidiaries of Versigent may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of Versigent’s existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Cyprium U.S. and Cyprium Luxembourg.

Senior and Junior Unsecured Notes
As of December 31, 2025, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$587	1.60%	September 2016	September 2028	September 15
$266	4.35%	March 2019	March 2029	March 15 and September 15
$401	4.65%	September 2024	September 2029	March 13 and September 13
$717	3.25%	February 2022	March 2032	March 1 and September 1
$516	5.15%	September 2024	September 2034	March 13 and September 13
$880	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

In 2025, Aptiv redeemed $300 million aggregate principal amount of certain senior notes for cash consideration of $298 million, and recognized a net gain on debt extinguishment of approximately $1 million during the year ended December 31, 2025 within other income, net in the consolidated statements of operations.
Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of December 31, 2025, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 11. Debt to the audited consolidated financial statements included herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 11. Debt to the audited consolidated financial statements included herein, Aptiv LLC and AGF DAC are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings. Old Aptiv issued the 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Old Aptiv. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Old Aptiv and Aptiv LLC jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Old Aptiv and AGF DAC co-issued the 2024 Euro-denominated Senior Notes, the 2024 Senior Notes, and the 2024 Junior Notes, which are all guaranteed by Aptiv LLC. In December 2024, in connection with the merger of Old Aptiv with and into Aptiv Swiss Holdings, with respect to each series of outstanding senior and junior notes previously issued by Old Aptiv, Aptiv Swiss Holdings succeeded to Old Aptiv as obligor, and Aptiv PLC was added as a guarantor. Together, Aptiv PLC, Aptiv LLC, AGF DAC and Aptiv Swiss Holdings comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.
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

Obligor Group

Year Ended December 31, 2025	(in millions)
Net sales	$—
Gross margin	$—
Operating loss	$(399)
Net loss	$(595)
Net loss attributable to Aptiv	$(595)

As of December 31, 2025
Current assets (1)	$5,827
Long-term assets (1)	$840
Current liabilities (2)	$5,673
Long-term liabilities (2)	$7,687
Noncontrolling interest	$—

As of December 31, 2024
Current assets (1)	$6,969
Long-term assets (1)	$692
Current liabilities (2)	$5,683
Long-term liabilities (2)	$8,126
Noncontrolling interest	$—
(1)Includes current assets of $4,858 million and $6,212 million, and long-term assets of $770 million and $687 million, due from Non-Guarantors as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes current liabilities of $5,577 million and $5,481 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of December 31, 2025 and December 31, 2024, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. As of December 31, 2024, Aptiv had approximately $450 million outstanding under the European accounts receivable factoring facility. The maximum amount drawn under the European accounts receivable factoring facility during the year ended December 31, 2025 was $450 million, primarily to manage intra-month working capital requirements.
Finance leases and other—As of December 31, 2025 and 2024, approximately $86 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $4 million outstanding through other letter of credit facilities as of December 31, 2025 and 2024, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

Contractual Commitments
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2025, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2025. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $246 million as of December 31, 2025. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the audited consolidated financial statements included herein.

	Payments due by Period
	Total	2026	2027 & 2028	2029 & 2030	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$7,653	$81	$590	$668	$6,314
Estimated interest costs related to debt and finance lease obligations	5,822	316	628	566	4,312
Operating lease obligations	602	160	231	108	103
Contractual commitments for capital expenditures	183	182	1	—	—
Other contractual purchase commitments, including information technology	662	242	249	108	63
Total	$14,922	$981	$1,699	$1,450	$10,792
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
Capital Expenditures
Supplier selection in the automotive industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2025, we had approximately $183 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Advanced Safety and User Experience	$157	$201	$207
Engineered Components Group	314	368	423
Electrical Distribution Systems	160	212	216
Other (1)	25	49	60
Total capital expenditures	$656	$830	$906
North America	$209	$299	$355
Europe, Middle East & Africa	235	295	288
Asia Pacific	200	226	252
South America	12	10	11
Total capital expenditures	$656	$830	$906
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
Operating activities—Net cash provided by operating activities totaled $2,185 million and $2,446 million for the years ended December 31, 2025 and 2024, respectively. Cash flows provided by operating activities for the year ended December 31, 2025 consisted primarily of net earnings of $181 million, increased by $1,037 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, $648 million for non-cash goodwill impairment charges and $394 million for non-cash changes in deferred income taxes, partially offset by $233 million related to changes in operating assets and liabilities, net of restructuring and pension contributions and $46 million for non-cash net gains on equity method transactions. Cash flows provided by operating activities for the year ended December 31, 2024 consisted primarily of net earnings of $1,810 million, increased by $1,023 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $605 million for non-cash net gains on equity method transactions and $16 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $498 million and $507 million for the years ended December 31, 2025 and 2024, respectively. Cash flows used in investing activities for the year ended December 31, 2025 primarily consisted of capital expenditures of $656 million and technology investments of $42 million, partially offset by proceeds from the sale of equity method investments of $164 million. Cash flows used in investing activities for the year ended December 31, 2024 primarily consisted of capital expenditures of $830 million and technology investments of $121 million, partially offset by proceeds from the sale of equity method investments of $448 million.
Financing activities—Net cash used in financing activities totaled $1,442 million and $1,965 million for the years ended December 31, 2025 and 2024. Cash flows used in financing activities for the year ended December 31, 2025 primarily included $462 million in repayments under short-term debt agreements, $397 million paid to repurchase ordinary shares, $296 million for the repayment of senior notes and $250 million for the repayment of the Term Loan A. Cash flows used in financing activities for the year ended December 31, 2024 primarily included $4,104 million paid to repurchase ordinary shares, $1,440 million for the repayment of senior notes and $350 million for the partial repayment of the Term Loan A, partially offset by net proceeds of $2,920 million received from the issuance of senior and junior notes, net proceeds of $598 million received from the issuance of the Term Loan A and $454 million for borrowings under other short-term debt agreements.
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
Acquisitions and Other Transactions
In accordance with the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The process to estimate fair value described herein is generally applicable to other transactions, including the fair value estimates used in establishing the identifiable assets, liabilities and goodwill recorded upon formation of Motional AD LLC (“Motional”), Aptiv’s autonomous driving joint venture, and the resulting equity method investment recorded on Aptiv’s balance sheet.
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
An acquisition may also include a redeemable noncontrolling interest component. The fair value of the noncontrolling interest is recorded to temporary equity in the consolidated balance sheet and is estimated as of the date of acquisition using a Monte Carlo simulation approach, which includes several assumptions including estimated future profitability, expected volatility rate and risk-free rate. The redeemable noncontrolling interest is then adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv.
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
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Weighted-average discount rate	4.30%	4.90%	6.44%	6.23%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.84%	2.66%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Weighted-average discount rate	4.90%	5.50%	5.20%	6.23%	5.91%	5.95%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.66%	2.93%	2.82%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.32%	5.18%	4.98%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2025 expense, we assumed a long-term expected asset rate of return of approximately 4.50% and 8.50% for the U.K. and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Our pension expense for 2026 is determined at the December 31, 2025 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $16 million
25 bp increase in discount rate	- $1 million	‘- $16 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
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
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets, including our investments in affiliates, the most significant of which is our investment in Motional, for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value through review of appraisals and using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
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

As described in Note 1. General, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Concurrent with the change in reportable operating segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach. Aptiv tested goodwill related to the impacted reporting units immediately before and after the reassignment and concluded no goodwill impairments existed.
As described in Note 7. Intangible Assets and Goodwill to the audited consolidated financial statements included herein, during the third quarter of 2025, increased discount rates and a reduction in forecasted cash flows led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the estimated fair value of its Wind River reporting unit within the Advanced Safety and User Experience segment would be below its carrying value at September 30, 2025. Accordingly, we performed an interim quantitative assessment for goodwill impairment. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, the fair value of this reporting unit was previously determined to be in excess of its carrying value by less than 1% as of the impairment assessment date in the fourth quarter of 2024. The modifications to forecasted reporting unit cash flows were attributable to the impacts resulting from market and industry delays in the broader adoption of software-defined vehicles. For example, certain of our OEM customers have recently announced delays in their software-defined vehicle investment strategies amidst reduced expectations for consumer demand for these products. Additionally, the Company is making incremental investments to further develop and grow the aerospace & defense and telecommunications businesses and product offerings for the reporting unit.
The estimated fair value of this reporting unit was primarily determined using discounted cash flow projections. Significant assumptions included management’s forecasted cash flows, including estimated future revenue growth, EBITDA margins and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The estimated fair value of the reporting unit was developed based on current and future market conditions and the best information available at the impairment assessment date.
The assessment indicated that the carrying value of this reporting unit exceeded its estimated fair value, and as a result, during the third quarter of 2025, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. Following the impairment, goodwill related to this reporting unit was approximately $1,631 million.
Although we believe our estimate of fair value is reasonable based on current and future market conditions and the best information available at the impairment assessment date, the reporting unit’s future financial performance is dependent on our ability to execute our business plan. The estimated fair value of the reporting unit is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue and the discount rate used to evaluate the fair value of the reporting unit. Future changes in the judgments, assumptions and estimates used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair value. A reduction in the estimated fair value could result in additional non-cash impairment charges in a future period. For example, an increase in the discount rate assumption by 50 basis points would result in the fair value of the reporting unit being approximately 6%, or $160 million, below its carrying value. A decrease in the estimated annual EBITDA margins used in the analysis by 100 basis points would result in the fair value of the reporting unit being approximately 4%, or $100 million, below its carrying value. A 5% decrease in the estimated annual revenues used in the analysis would result in the fair value of the reporting unit being approximately 5%, or $140 million, below its carrying value. These sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Management performed its annual goodwill impairment test in the fourth quarter of 2025. The Company completed a qualitative goodwill impairment assessment (step 0) and, after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of all our other reporting units remained substantially in excess of their carrying values.
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

Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2025 are described.

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
Currency Exchange Rate Risk
Currency exposures may impact future earnings and/or operating cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. During the year ended December 31, 2025, the foreign currency translation adjustment gains of $310 million was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 13% in relation to the Euro and approximately 2% in relation to the Chinese Yuan Renminbi from December 31, 2024.
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
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Mexican Peso, Chinese Yuan Renminbi, Polish Zloty, British Pound and Hungarian Forint. As of December 31, 2025 and 2024 the net fair value liability of all financial instruments, including hedges and underlying transactions, with exposure to currency risk was approximately $476 million and $925 million, respectively. The potential change in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be a gain of approximately $77 million and a loss of approximately $21 million as of December 31, 2025 and 2024, respectively. The potential change in fair value from a hypothetical 10% favorable change in quoted currency exchange rates would be a loss of approximately $27 million and $21 million as of December 31, 2025 and 2024, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components, primarily copper. The net fair value of our contracts was an asset of $85 million and a liability of $6 million as of December 31, 2025 and 2024, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $44 million and $41 million as of December 31, 2025 and 2024, respectively. A 10% change in the net fair value asset differs from a 10% change in rates on fair value due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swap or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2025, we had no floating rate debt outstanding. The Credit Agreement carries an interest rate, at our option, on Revolving Credit Facility borrowings of either (a) the ABR plus 0.125% per annum, or (b) SOFR plus 1.125% per annum.
The interest rate period with respect to the SOFR interest rate option can be set at one-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate option over the term of the Revolving Credit Facility in accordance with the provisions of the Credit Agreement. The applicable interest rates listed above for the Revolving Credit Facility may increase or decrease from time to time in increments of 0.125% to 0.20%, up to a maximum of 0.325% based on changes to our corporate credit ratings, as further discussed in Note 11. Debt to the audited consolidated financial statements included herein. Accordingly, the interest rate will fluctuate during the term of the Credit Agreement based on changes in the Alternate Base Rate, SOFR, future changes in our corporate credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of APTIV PLC (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As described in Notes 2 and 14, the Company establishes reserves for uncertain tax positions for positions that are taken on their income tax returns that might not be sustained upon examination by the taxing authorities. At December 31, 2025, the Company has recorded approximately $246 million relating to uncertain tax positions.

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

Revenue Recognition
Description of the Matter
As described in Notes 2 and 24, Aptiv occasionally enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In addition, from time to time, Aptiv makes payments to customers in conjunction with ongoing business. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments. Certain other customer payments or upfront fees are considered to be a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the payments to be recoverable. In these cases, the customer payment is capitalized and amortized to revenue based on the transfer of goods and services to the customer for which the upfront payment relates. As of December 31, 2025, Aptiv has recorded $54 million related to these capitalized upfront payments.

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

Goodwill impairment — Wind River Reporting Unit
Description of the Matter
As described in Notes 2 and 7, the Company tests goodwill for impairment at the reporting unit level at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2025, the Company’s goodwill related to the Wind River reporting unit was $1,631 million.

Auditing management’s quantitative goodwill impairment assessment for the Wind River reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the revenue growth rates, EBITDA margin and discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s quantitative goodwill assessment and forecasting process, whereby the Company develops significant assumptions that are used in its analyses. This included controls over management's review of the valuation model and the significant assumptions used in the fair value measurement discussed above.

To test the estimated fair value of the Company’s Wind River reporting unit, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to current industry and economic trends, historical performance, and guideline public companies in the same industry and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We utilized internal valuation specialists to assist in our evaluation of the assumptions and other relevant information that are most significant to the fair value estimate of the reporting unit, such as assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management as well as the calculation of the Wind River reporting unit’s fair value. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Detroit, Michigan
February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of APTIV PLC

Opinion on Internal Control Over Financial Reporting

We have audited APTIV PLC’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, APTIV PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 6, 2026

APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Net sales	$20,398	$19,713	$20,051
Operating expenses:
Cost of sales	16,500	16,002	16,612
Selling, general and administrative	1,673	1,465	1,436
Amortization	208	211	233
Restructuring (Note 10)	185	193	211
Goodwill impairment (Note 7)	648	—	—
Total operating expenses	19,214	17,871	18,492
Operating income	1,184	1,842	1,559
Interest expense	(361)	(337)	(285)
Other income, net (Note 19)	50	41	63
Net gain on equity method transactions (Note 5)	46	605	—
Income before income taxes and equity loss	919	2,151	1,337
Income tax (expense) benefit	(700)	(223)	1,928
Income before equity loss	219	1,928	3,265
Equity loss, net of tax	(38)	(118)	(299)
Net income	181	1,810	2,966
Net income attributable to noncontrolling interest	19	24	28
Net loss attributable to redeemable noncontrolling interest	(3)	(1)	—
Net income attributable to Aptiv	165	1,787	2,938
Mandatory convertible preferred share dividends (Note 15)	—	—	(29)
Net income attributable to ordinary shareholders	$165	$1,787	$2,909

Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.75	$6.97	$10.50
Weighted average number of basic shares outstanding	220.00	256.38	276.92

Diluted net income per share (Note 15):
Diluted net income per share attributable to ordinary shareholders	$0.75	$6.96	$10.39
Weighted average number of diluted shares outstanding	220.75	256.66	282.88
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$181	$1,810	$2,966
Other comprehensive income (loss):
Currency translation adjustments	310	(282)	30
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 17)	236	(261)	133
Employee benefit plans adjustment, net of tax (Note 12)	(2)	11	(16)
Net change in unrealized gain (loss) on available-for-sale debt securities, net of tax (Note 18)	4	(4)	—
Other comprehensive income (loss)	548	(536)	147
Comprehensive income	729	1,274	3,113
Comprehensive income attributable to noncontrolling interest	21	23	26
Comprehensive income (loss) attributable to redeemable noncontrolling interest	10	(7)	3
Comprehensive income attributable to Aptiv	$698	$1,258	$3,084
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,851	$1,573
Restricted cash	3	1
Accounts receivable, net of allowance for doubtful accounts of $45 million and $37 million, respectively (Note 2)	3,477	3,261
Inventories (Note 3)	2,561	2,320
Other current assets (Note 4)	853	671
Total current assets	8,745	7,826
Long-term assets:
Property, net (Note 6)	3,774	3,698
Operating lease right-of-use assets (Note 25)	501	495
Investments in affiliates (Note 5)	1,431	1,433
Intangible assets, net (Note 7)	2,004	2,140
Goodwill (Note 7)	4,596	5,024
Other long-term assets (Note 4)	2,362	2,842
Total long-term assets	14,668	15,632
Total assets	$23,413	$23,458
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$81	$509
Accounts payable	3,157	2,870
Accrued liabilities (Note 8)	1,799	1,752
Total current liabilities	5,037	5,131
Long-term liabilities:
Long-term debt (Note 11)	7,470	7,843
Pension benefit obligations (Note 12)	430	374
Long-term operating lease liabilities (Note 25)	401	412
Other long-term liabilities (Note 8)	576	613
Total long-term liabilities	8,877	9,242
Total liabilities	13,914	14,373
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest (Note 2)	102	92
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 212,746,899 and 235,035,739 issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in-capital	3,619	2,966
Retained earnings	6,227	7,002
Accumulated other comprehensive loss (Note 16)	(641)	(1,174)
Total Aptiv shareholders’ equity	9,207	8,796
Noncontrolling interest	190	197
Total shareholders’ equity	9,397	8,993
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$23,413	$23,458
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$181	$1,810	$2,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	783	753	679
Amortization	208	211	233
Amortization of deferred debt issuance costs	9	12	9
Restructuring expense, net of cash paid	(10)	(45)	83
Deferred income taxes	394	(34)	(2,164)
Pension and other postretirement benefit expenses	44	44	44
Loss from equity method investments, net of dividends received	58	130	304
Loss on extinguishment of debt	2	15	1
(Gain) loss on sale of assets	(2)	6	2
Goodwill impairment	648	—	—
Share-based compensation	139	120	115
Net gain on equity method transactions	(46)	(605)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(216)	285	(112)
Inventories	(241)	45	(20)
Other assets	(122)	(15)	(187)
Accounts payable	251	(210)	4
Accrued and other long-term liabilities	125	60	—
Other, net	10	(104)	(28)
Pension contributions	(30)	(32)	(33)
Net cash provided by operating activities	2,185	2,446	1,896
Cash flows from investing activities:
Capital expenditures	(656)	(830)	(906)
Proceeds from sale of property	16	6	4
Proceeds from asset sale	4	—	—
Proceeds from business divestitures, net of cash sold	—	—	(17)
Cost of business acquisitions and other transactions, net of cash acquired	—	—	(83)
Proceeds from sale of technology investments	12	—	—
Cost of technology investments	(42)	(121)	(6)
Proceeds from the sale of equity method investments	164	448	—
Purchase of short-term investments	—	(748)	—
Redemption of short-term investments	—	740	—
Settlement of derivatives	4	(2)	6
Net cash used in investing activities	(498)	(507)	(1,002)
See notes to consolidated financial statements.

APTIV PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	(462)	454	(23)
Proceeds from term loans (net of $0, $2 and $0 issuance costs, respectively)	—	598	—
Repayment of term loans	(250)	(350)	(309)
Repayment of senior notes	(296)	(1,440)	—
Proceeds from the issuance of senior and junior notes (net of $0, $30 and $0 issuance costs and $0, $7 and $0 discount, respectively)	—	2,920	—
Fees related to modification of debt agreements	(5)	—	—
Proceeds from bridge loan (net of $0, $17 and $0 issuance costs, respectively)	—	2,483	—
Repayment of bridge loan	—	(2,500)	—
Equity related transaction costs	—	(3)	—
Contingent consideration payments	—	—	(10)
Dividend payments of consolidated affiliates to minority shareholders	(6)	—	(2)
Repurchase of ordinary shares	(397)	(4,104)	(398)
Distribution of mandatory convertible preferred share cash dividends	—	—	(32)
Taxes withheld and paid on employees’ restricted share awards	(26)	(23)	(33)
Net cash used in financing activities	(1,442)	(1,965)	(807)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	35	(40)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	280	(66)	85
Cash, cash equivalents and restricted cash at beginning of the year	1,574	1,640	1,555
Cash, cash equivalents and restricted cash at end of the year	$1,854	$1,574	$1,640

	December 31,
	2025	2024	2023
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$256	$222	$293

See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of Shares	Amount of Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2025		(in millions)
Balance at January 1, 2025	$92	235	$2	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net income	—	—	—	—	165	—	165	—	165
Other comprehensive income	13	—	—	—	—	533	533	2	535
Net (loss) income attributable to noncontrolling interest	(3)	—	—	—	—	—	—	19	19
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(28)	(28)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(26)	—	—	(26)	—	(26)
Repurchase of ordinary shares	—	(23)	—	(210)	(940)	—	(1,150)	—	(1,150)
Forward contracts for share repurchases	—	—	—	750	—	—	750	—	750
Share-based compensation	—	1	—	139	—	—	139	—	139
Balance at December 31, 2025	$102	213	$2	$3,619	$6,227	$(641)	$9,207	$190	$9,397

2024
Balance at January 1, 2024	$99	279	$3	$4,028	$8,162	$(645)	$11,548	$197	$11,745
Net income	—	—	—	—	1,787	—	1,787	—	1,787
Other comprehensive loss	(6)	—	—	—	—	(529)	(529)	(1)	(530)
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	24	24
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(23)	(23)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(23)	—	—	(23)	—	(23)
Repurchase of ordinary shares	—	(45)	(1)	(406)	(2,947)	—	(3,354)	—	(3,354)
Forward contracts for share repurchases	—	—	—	(750)	—	—	(750)	—	(750)
Equity related transaction costs	—	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	1	—	120	—	—	120	—	120
Balance at December 31, 2024	$92	235	$2	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
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
Nature of operations—Aptiv is a global industrial technology company focused on enabling a more automated, electrified and digitalized future. We deliver flexible and scalable solutions that support our customers’ transition to an increasingly software-defined future. Our technologies reach from sensor to cloud, including the hardware and software necessary to support automotive and other industries on a global basis.
Aptiv is one of the largest vehicle technology suppliers and our customers include the 25 largest automotive original equipment manufacturers (“OEMs”) in the world, as well as many of the leading aerospace and defense companies and global telecom operators. Aptiv operates 139 major manufacturing facilities and 11 major technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries. Aptiv has a presence in 50 countries and has approximately 20,700 scientists, engineers and technicians focused on developing market relevant product solutions for its customers.
On January 22, 2025, we announced our intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by April 1, 2026, subject to customary closing conditions. The new publicly traded Electrical Distributions Systems spin-off company will be named Versigent, and will trade on the NYSE under the symbol “VGNT” following the distribution date. Refer to Note 26. Separation of Electrical Distribution Systems for additional detail.

In connection with the Separation, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Commencing with the first Quarterly Report on Form 10-Q of 2026, Aptiv will rename its Advanced Safety and User Experience segment to Intelligent Systems, and will rename its Engineered Components Group segment to Engineered Components. There is no impact to the composition of either segment.

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
During the years ended December 31, 2025, 2024 and 2023, Aptiv received dividends of $20 million, $12 million and $5 million, respectively, from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Aptiv held no investments in publicly traded equity securities as of December 31, 2025. Aptiv’s investments in publicly traded equity securities totaled $11 million as of December 31, 2024 and are classified within other long-term assets in the consolidated balance sheets. Aptiv’s non-publicly traded investments totaled $65 million and $167 million as of December 31, 2025 and 2024, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 5. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income attributable to Aptiv. Redeemable noncontrolling interest was $102 million and $92 million as of December 31, 2025 and 2024, respectively.
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
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $1,129 million, $1,097 million and $1,289 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of December 31, 2025 and 2024, the Company reported $3,477 million and $3,261 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $45 million and $37 million, respectively. The provision for doubtful accounts was $13 million, $11 million, and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively. Other changes in the allowance were not material for the year ended December 31, 2025.
Inventories—As of December 31, 2025 and 2024, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2025 and 2024, $318 million and $305 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 4. Assets.
Special tools represent Aptiv-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Aptiv a non-cancellable right to use the tool. Aptiv-owned special tool balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2025 and 2024, the special tools balance, net of accumulated depreciation, was $492 million and $489 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2025 and 2024, the Aptiv-owned special tools balance was $352 million and $361 million, respectively, and the customer-owned special tools balance was $140 million and $128 million, respectively.
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
Intangible assets—The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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

Goodwill impairment—We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As described in Note 1. General, in the first quarter of 2025 Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Concurrent with the change in reportable operating segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach. Aptiv tested goodwill related to the impacted reporting units immediately before and after the reassignment and concluded no goodwill impairments existed.
The Company assessed changes in circumstances that occurred during the third quarter of 2025 related to increased discount rates and a reduction in forecasted cash flows, which led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the estimated fair value of its Wind River reporting unit within the Advanced Safety and User Experience segment would be below its carrying value at September 30, 2025. Accordingly, we performed an interim quantitative assessment for goodwill impairment. The modifications to forecasted reporting unit cash flows were attributable to the impacts resulting from market and industry delays in the broader adoption of software-defined vehicles. For example, certain of our OEM customers have recently announced delays in their software-defined vehicle investment strategies amidst reduced expectations for consumer demand for these products. Additionally, the Company is making incremental investments to further develop and grow the aerospace & defense and telecommunications businesses and product offerings for the reporting unit.
The estimated fair value of this reporting unit was primarily determined using discounted cash flow projections. Significant assumptions included management’s forecasted cash flows, including estimated future revenue growth, EBITDA margins and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The estimated fair value of the reporting unit was developed based on current and future market conditions and the best information available at the impairment assessment date.
The assessment indicated that the carrying value of this reporting unit exceeded its estimated fair value, and as a result, during the third quarter of 2025, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. Following the impairment, goodwill related to this reporting unit was approximately $1,631 million.
In the fourth quarter of 2025, the Company completed a qualitative goodwill impairment assessment and, after evaluating the results, events and circumstances of the Company, we concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value for our other reporting units remained in excess of their carrying values. No goodwill impairments were recorded in 2024 or 2023. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $48 million, $1 million and $23 million were included in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 56%, 55% and 54% of our total net sales for the years ended December 31, 2025, 2024 and 2023, respectively, which included approximately 10% to an individual Global OEM during the year ended December 31, 2025, and none of which individually exceeded 10% for the years ended December 31, 2024 and 2023. During the year ended December 31, 2025, our Electrical Distribution Systems segment recognized net sales to each of our ten largest customers, and our Engineered Components Group segment and Advanced Safety and User Experience segment recognized net sales to nine of our ten largest customers. During the year ended December 31, 2024, our Electrical Distribution Systems segment and Advanced Safety and User Experience segment recognized net sales to each of our ten largest customers, and our Engineered Components Group segment recognized net sales to nine of our ten largest customers. During the year ended December 31, 2023, our Electrical Distribution Systems segment recognized net sales to each of our ten largest customers, our Engineered Components Group segment recognized net sales to nine of our ten largest customers and our Advanced Safety and User Experience segment recognized net sales to eight of our ten largest customers.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2025 and 2024, the Company’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 17. Derivatives and Hedging Activities and Note 18. Fair Value of Financial Instruments for additional information.

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
Aptiv is eligible to receive certain government grants because we engage in qualifying capital investments and other activities as defined by the relevant governmental entities awarding the grants. Typically, grant agreements require that Aptiv complies with certain conditions, including committing to minimum levels of capital investment and maintenance of a minimum level of headcount at the impacted manufacturing site. Aptiv generally recognizes government grants of an operating nature as a reduction to operating expenses (primarily cost of sales) in the consolidated statements of operations. During the year ended December 31, 2025, government grants were recognized as reductions to operating expenses of approximately $55 million. Government incentives that have been received, but not yet recognized as reductions to operating expenses totaled approximately $20 million (of which $15 million was recorded within other current liabilities and $5 million was recorded in other long-term liabilities) as of December 31, 2025.
Aptiv records capital-related grants as a reduction to property, plant and equipment, net in the consolidated balance sheets, which ultimately results in a reduction to depreciation expense over the useful life of the corresponding asset. Capital-related grants reduced gross property, plant and equipment by less than $1 million during the year ended December 31, 2025. Amounts recorded as due from and due to governmental entities in the consolidated balance sheets were not significant for any period presented.
Our agreements with governmental entities have an average duration of seven years and certain of these agreements include provisions for the recapture of funding if the Company fails to comply with various aspects of the agreement.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement in the first quarter of 2025. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. As the Company did not have any applicable joint venture formations during 2025, there was no impact to the Company’s financial statements upon adoption. The adoption of this guidance will be applied to any applicable joint venture formations that occur in future periods.
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
Recently issued accounting pronouncements not yet adopted—In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update address changes to the Codification that clarify, correct errors and make minor improvements, making the Codification easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update provide clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for government grants, including guidance for grants related to an asset and grants related to income. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update provide targeted improvements intended to enhance alignment between risk management activities and financial reporting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments also provide clarification for share-based payments from a customer in a revenue contract. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update clarify and modernize the accounting for costs related to internal-use software. The amendments also remove references to prescriptive and sequential software development stages, as well as clarify disclosure requirements for capitalized software costs. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Aptiv’s consolidated financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2025	December 31, 2024
	(in millions)
Productive material	$1,584	$1,463
Work-in-process	244	199
Finished goods	733	658
Total	$2,561	$2,320

4. ASSETS
Other current assets consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Value added tax receivable	$175	$184
Prepaid insurance and other expenses	137	97
Reimbursable engineering costs	204	181
Notes receivable	5	6
Income and other taxes receivable	107	106
Deposits to vendors	6	4
Derivative financial instruments (Note 17)	133	18
Capitalized upfront fees (Note 24)	14	10
Contract assets (Note 24)	68	65
Other	4	—
Total	$853	$671
Other long-term assets consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Deferred income taxes, net (Note 14)	$1,828	$2,281
Unamortized Revolving Credit Facility debt issuance costs	6	4
Income and other taxes receivable	74	47
Reimbursable engineering costs	114	124
Value added tax receivable	2	2
Technology investments (Note 5)	65	178
Derivative financial instruments (Note 17)	34	1
Capitalized upfront fees (Note 24)	40	43
Contract assets (Note 24)	92	65
Other	107	97
Total	$2,362	$2,842

5. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in five non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 13% to 50%, with the most significant investments being in Motional AD LLC (“Motional”) (of which Aptiv owns 13%), StradVision, Inc. (“StradVision”) (of which Aptiv owns approximately 41%) and in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Aptiv owns approximately 40%). The Company’s aggregate investments in affiliates was $1,431 million and $1,433 million at December 31, 2025 and 2024, respectively. Dividends of $20 million, $12 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, have been received from these non-consolidated affiliates. There were no impairment charges recorded for the year ended December 31, 2025 related to these investments. During the year ended December 31, 2024, Aptiv recorded a non-cash, pre-tax impairment charge of approximately $36 million for its non-consolidated affiliate TTTech Auto AG (“TTTech Auto”), as described below, within net gain on equity method transactions in the consolidated statements of operations. There were no impairment charges recorded for the year ended December 31, 2023 related to these investments.

The following is a summary of the combined financial information of significant affiliates accounted for under the equity method as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024
	(in millions)
Current assets	$749	$727
Non-current assets	2,414	2,432
Total assets	$3,163	$3,159
Current liabilities	$199	$235
Non-current liabilities	80	73
Shareholders’ equity	2,884	2,851
Total liabilities and shareholders’ equity	$3,163	$3,159

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net sales	$858	$974	$813
Gross loss	$(132)	$(136)	$(327)
Net loss	$(307)	$(397)	$(624)
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Sales to affiliates	$7	$15	$15
Purchases from affiliates	$12	$8	$15
A summary of amounts recorded in the Company’s consolidated balance sheets related to its affiliates is shown below:

	December 31,
	2025	2024
	(in millions)
Receivables due from affiliates	$1	$—
Payables due to affiliates	$2	$13
Investment in StradVision, Inc.
On October 20, 2025, Aptiv entered into an agreement with StradVision, a provider of deep learning-based camera perception software for automotive applications, to convert the Company’s existing preferred shares in StradVision into common shares (the “Conversion”), resulting in a common equity interest of approximately 41% in StradVision. Aptiv previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first half of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments).
Prior to the Conversion, due to the Company’s redemption rights, the Company’s investment in StradVision was classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The fair value of the available-for-sale debt security on the Conversion date was approximately $149 million. Following the Conversion, Aptiv began accounting for its investment in StradVision under the equity method.

The investment was reclassified to investments in affiliates in the consolidated balance sheets and is included in the Advanced Safety and User Experience segment. As of December 31, 2025, the carrying value of the Company’s investment in StradVision was approximately $143 million. As of December 31, 2025, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of StradVision was approximately $137 million. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized, and amortizing intangible assets associated with the investment.
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
On May 30, 2025, Hyundai invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13% as of December 31, 2025. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations.
As of December 31, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $246 million and $899 million, respectively. As of December 31, 2024, the carrying values of the Company’s common equity and preferred equity investments in Motional were $256 million and $899 million, respectively. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Advanced Safety and User Experience segment. The Company's preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Investment in TTTech Auto AG
On March 15, 2022, Aptiv acquired approximately 20% of the equity interests of TTTech Auto AG (“TTTech Auto”), a leading provider of safety-critical middleware solutions for advanced driver-assistance systems and autonomous driving applications, for €200 million (approximately $220 million, using foreign currency rates on the investment date).
In 2024, the shareholders of TTTech Auto entered into an agreement for the sale of 100% of TTTech Auto to an unrelated third party, and as a result, the Company determined there was an other-than-temporary impairment to its equity method investment in TTTech Auto in the fourth quarter of 2024 based on the anticipated acquisition value of TTTech Auto. During the year ended December 31, 2024, the Company’s equity investment in TTTech Auto was written down to its estimated fair value of $147 million, resulting in a non-cash, pre-tax impairment charge of approximately $36 million within net gain on equity method transactions in the consolidated statements of operations.

The impairment was based on the fair value of the investment at the balance sheet date. The fair value was determined based on the contractual sales price of TTTech Auto pursuant to the executed purchase and sale agreement. Contractual sales prices are considered observable inputs other than quoted prices, and are therefore classified as a Level 2 measurement.
The sale of TTTech Auto closed in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheet. As of December 31, 2024, the carrying value of the Company’s investment in TTTech Auto was $147 million, which was included in the Advanced Safety and User Experience segment. As of December 31, 2024, the difference between the amount at which the Company’s investment was carried and the amount of the Company’s share of the underlying equity in net assets of TTTech Auto was approximately $111 million. The basis difference was primarily attributable to equity method goodwill associated with the investment, which was not amortized.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of December 31, 2025 and 2024:

		December 31,
Investment Name	Segment	2025	2024
		(in millions)
Publicly traded equity securities:
Smart Eye AB	Advanced Safety and User Experience	$—	$5
Valens Semiconductor Ltd.	Engineered Components Group	—	6
Total publicly traded equity securities		—	11

Non-publicly traded investments:
StradVision, Inc.	Advanced Safety and User Experience	—	106
MAXIEYE Automotive Technology (Ningbo) Co., Ltd.	Advanced Safety and User Experience	57	55
Other investments	Various	8	6
Total non-publicly traded investments		65	167

Total technology investments		$65	$178
During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares for net proceeds of approximately $6 million and its Smart Eye AB ordinary shares for net proceeds of approximately $6 million.

In September 2024, the Company’s Advanced Safety and User Experience segment made an investment totaling approximately 399 million Chinese Yuan Renminbi (“RMB”) (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd. (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $24 million, using December 31, 2025 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of December 31, 2025, and the satisfaction of customary closing conditions. As of December 31, 2025, the Company’s investment in Maxieye was recorded at $57 million. Refer to Note 18. Fair Value of Financial Instruments for additional information.
The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded that one of its equity investments was impaired. As a result, the Company recognized an impairment loss of $18 million during the year ended December 31, 2023, within other income, net in the consolidated statements of operations. The impairment recorded was equal to the difference between the fair value of Aptiv’s ownership interest in the investment and its carrying amount.
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

6. PROPERTY, NET
Property, net consisted of:

	Estimated Useful Lives	December 31,
		2025	2024
	(Years)	(in millions)
Land	—	$79	$74
Land and leasehold improvements	3-20	250	234
Buildings	40	841	768
Machinery, equipment and tooling	3-20	6,739	6,137
Furniture and office equipment	3-10	1,151	1,052
Construction in progress	—	396	343
Total		9,456	8,608
Less: accumulated depreciation		(5,682)	(4,910)
Total property, net		$3,774	$3,698
For the years ended December 31, 2025, 2024 and 2023, Aptiv recorded non-cash asset impairment charges of $16 million (of which $9 million was recorded in cost of sales and $7 million was recorded in selling, general and administrative expense), $8 million in cost of sales and $8 million in cost of sales, respectively, related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets.
As of December 31, 2025, 2024 and 2023, capital expenditures recorded in accounts payable totaled $256 million, $222 million and $293 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows as of December 31, 2025 and 2024. See Note 20. Acquisitions and Divestitures for a further description of the goodwill and intangible assets resulting from Aptiv’s acquisitions.

		As of December 31, 2025			As of December 31, 2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairments (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	3-16	$1,580	$816	$764	$1,531	$724	$807
Customer relationships	7-22	2,009	1,060	949	1,931	888	1,043
Trade names	15-20	210	85	125	204	72	132
Total		3,799	1,961	1,838	3,666	1,684	1,982
Unamortized intangible assets:
In-process research and development	—	4	—	4	4	—	4
Trade names	—	162	—	162	154	—	154
Goodwill	—	5,244	648	4,596	5,024	—	5,024
Total		$9,209	$2,609	$6,600	$8,848	$1,684	$7,164
(1)Includes accumulated goodwill impairments attributable to the Company’s Wind River reporting unit.

Estimated amortization expense for the years ending December 31, 2026 through 2030 is presented below:

	Year Ending December 31,
	2026	2027	2028	2029	2030
	(in millions)
Estimated amortization expense	$215	$205	$170	$115	$110
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2025 and 2024 is presented below:

	2025	2024
	(in millions)
Balance at January 1	$8,848	$9,036
Foreign currency translation and other	361	(188)
Balance at December 31	$9,209	$8,848
A roll-forward of the accumulated amortization and impairments for the years ended December 31, 2025 and 2024 is presented below:

	2025	2024
	(in millions)
Balance at January 1	$1,684	$1,486
Amortization	208	211
Impairment (1)	648	—
Foreign currency translation and other	69	(13)
Balance at December 31	$2,609	$1,684
(1)Represents goodwill impairment charge attributable to the Company’s Wind River reporting unit. See disclosures below for a description of the impairment charge.

The Company assessed changes in circumstances that occurred during the third quarter of 2025 related to increased discount rates and a reduction in forecasted cash flows, which led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the estimated fair value of its Wind River reporting unit within the Advanced Safety and User Experience segment would be below its carrying value at September 30, 2025. Accordingly, we performed an interim quantitative assessment for goodwill impairment. The modifications to forecasted reporting unit cash flows were attributable to the impacts resulting from market and industry delays in the broader adoption of software-defined vehicles. For example, certain of our OEM customers have recently announced delays in their software-defined vehicle investment strategies amidst reduced expectations for consumer demand for these products. Additionally, the Company is making incremental investments to further develop and grow the aerospace & defense and telecommunications businesses and product offerings for the reporting unit.
The estimated fair value of this reporting unit was primarily determined using discounted cash flow projections. Significant assumptions included management’s forecasted cash flows, including estimated future revenue growth, EBITDA margins and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The estimated fair value of the reporting unit was developed based on current and future market conditions and the best information available at the impairment assessment date.
The assessment indicated that the carrying value of this reporting unit exceeded its estimated fair value, and as a result, during the third quarter of 2025, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. Following the impairment, goodwill related to this reporting unit was approximately $1,631 million. The Company concluded there were no other goodwill impairments for the year ended December 31, 2025. No goodwill impairments were recorded in 2024 or 2023.
A roll-forward of the carrying amount of goodwill, by operating segment, for the years ended December 31, 2025 and 2024 is presented below:

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Total
	(in millions)
Balance at January 1, 2024	$2,326	$2,237	$588	$5,151
Foreign currency translation and other	—	(127)	—	(127)
Balance at December 31, 2024	$2,326	$2,110	$588	$5,024
Foreign currency translation and other	1	219	—	220
Impairment (1)	(648)	—	—	(648)
Balance at December 31, 2025	$1,679	$2,329	$588	$4,596
(1)Represents goodwill impairment charge attributable to the Company’s Wind River reporting unit.

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Payroll-related obligations	$393	$344
Employee benefits, including current pension obligations	154	143
Income and other taxes payable	240	187
Warranty obligations (Note 9)	103	62
Restructuring (Note 10)	108	102
Customer deposits	90	132
Derivative financial instruments (Note 17)	1	76
Accrued interest	80	90
Contract liabilities (Note 24)	84	111
Operating lease liabilities (Note 25)	142	124
Other	404	381
Total	$1,799	$1,752
Other long-term liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Environmental (Note 13)	$2	$3
Extended disability benefits	3	3
Warranty obligations (Note 9)	19	12
Restructuring (Note 10)	14	16
Payroll-related obligations	12	9
Accrued income taxes	203	165
Deferred income taxes, net (Note 14)	260	290
Contract liabilities (Note 24)	6	13
Derivative financial instruments (Note 17)	—	39
Other	57	63
Total	$576	$613

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2025. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2025 to be zero to $35 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Accrual balance at beginning of year	$74	$61
Provision for estimated warranties incurred during the year	44	33
Changes in estimate for pre-existing warranties (1)	64	38
Settlements	(62)	(57)
Foreign currency translation and other	2	(1)
Accrual balance at end of year	$122	$74
(1)In addition to amounts recorded to the product warranty liability, during the year ended December 31, 2025, Aptiv recognized a $15 million recovery from a supplier related to a warranty matter. The current portion of supplier recoveries is recorded in accounts receivable, net and the non-current portion is recorded in other long-term assets in the consolidated balance sheets. Warranty expense, net of supplier recoveries was $93 million for the year ended December 31, 2025.

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the year ended December 31, 2025, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $185 million, which included the recognition of approximately $37 million within the Electrical Distribution Systems segment for programs to downsize and close European manufacturing sites, approximately $25 million related to workforce optimization within the Advanced Safety and User Experience segment and approximately $15 million for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $75 million (of which approximately $40 million relates to the Electrical Distribution Systems segment, approximately $25 million relates to the Advanced Safety and User Experience segment and approximately $10 million relates to the Engineered Components Group segment) for approved programs within the next twelve months.
During the year ended December 31, 2024, Aptiv recorded employee-related and other restructuring charges totaling approximately $193 million, which reflected programs to align manufacturing capacity with the current levels of automotive production in each region, and included the recognition of approximately $25 million and $57 million for programs initiated in the fourth quarter of 2024 and 2023, respectively, focused on global salaried workforce optimization, primarily in the North American and European regions.
During the year ended December 31, 2023, Aptiv recorded employee-related and other restructuring charges totaling approximately $211 million, which included the recognition of approximately $68 million for a program initiated in the fourth quarter of 2023 focused on global salaried workforce optimization, primarily in the North American and European regions, and approximately $27 million of employee-related and other costs in connection with the initiation of the closure of a Western European manufacturing site within the Advanced Safety and User Experience segment pursuant to the Company’s ongoing European footprint rotation strategy.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $195 million, $238 million and $128 million in the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2025, 2024 and 2023 by operating segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Advanced Safety and User Experience	$58	$53	$129
Engineered Components Group	41	39	34
Electrical Distribution Systems	86	101	48
Total	$185	$193	$211
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2025 and 2024:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2024	$167	$—	$167
Provision for estimated expenses incurred during the year	193	—	193
Payments made during the year	(238)	—	(238)
Foreign currency and other	(4)	—	(4)
Accrual balance at December 31, 2024	$118	$—	$118
Provision for estimated expenses incurred during the year	$185	$—	$185
Payments made during the year	(195)	—	(195)
Foreign currency and other	14	—	14
Accrual balance at December 31, 2025	$122	$—	$122

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in millions)
Accounts receivable factoring	$—	$450
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	586	519
4.35%, senior notes, due 2029 (net of $1 and $1 unamortized issuance costs, respectively)	265	299
4.65%, senior notes, due 2029 (net of $3 and $5 unamortized issuance costs, respectively)	398	545
3.25%, senior notes, due 2032 (net of $4 and $5 unamortized issuance costs and $2 and $2 discount, respectively)	711	793
5.15%, senior notes, due 2034 (net of $4 and $5 unamortized issuance costs and $1 and $1 discount, respectively)	511	544
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $7 unamortized issuance costs and $2 and $2 discount, respectively)	872	772
4.40%, senior notes, due 2046 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	296	296
5.40%, senior notes, due 2049 (net of $3 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	346	345
3.10%, senior notes, due 2051 (net of $15 and $15 unamortized issuance costs and $28 and $30 discount, respectively)	1,457	1,455
4.15%, senior notes, due 2052 (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	988	988
5.75%, senior notes, due 2054 (net of $6 and $6 unamortized issuance costs and $3 and $3 discount, respectively)	541	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $6 and $7 unamortized issuance costs, respectively)	494	493
Term Loan A, due 2027 (net of $0 and $2 unamortized issuance costs, respectively)	—	248
Finance leases and other	86	64
Total debt	7,551	8,352
Less: current portion	(81)	(509)
Long-term debt	$7,470	$7,843
The principal maturities of debt, at nominal value, are as follows:

Debt and Finance Lease Obligations
(in millions)
2026	$81
2027	2
2028	588
2029	668
2030	—
Thereafter	6,314
Total	$7,653
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million during the year ended December 31, 2025, which are reflected as a financing activity in the consolidated statements of cash flows.
As of December 31, 2025, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	December 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.06%	0.06%
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

The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of December 31, 2025.
Bridge Credit Agreement
On August 1, 2024, Aptiv PLC and certain of its subsidiaries entered into a $2.5 billion senior unsecured bridge facility under a Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs Lending Partners LLC, as syndication agent. The proceeds of the loans under the Bridge Credit Agreement were utilized to provide initial funding for a portion of the share repurchases under the accelerated share repurchase program, as further described in Note 15. Shareholders’ Equity and Net Income Per Share. Aptiv incurred approximately $17 million of issuance costs in connection with the Bridge Credit Agreement. The loans available under the Bridge Credit Agreement were fully drawn on August 1. The Bridge Credit Agreement was fully repaid and terminated during the third quarter of 2024 using proceeds from the Term Loan A and proceeds from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as described below. As a result of the repayment of the Bridge Credit Agreement, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the year ended December 31, 2024, within other income, net in the consolidated statements of operations.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the year ended December 31, 2025 within other income, net in the consolidated statements of operations.
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
Loans under the Term Loan A Credit Agreement bore interest, at Aptiv’s option, at either (a) ABR or (b) SOFR plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Credit Agreement on the specified dates are set forth below:

	December 31, 2025		December 31, 2024
	SOFR plus	ABR plus	SOFR plus	ABR plus
Term Loan A	N/A	N/A	1.250%	0.250%
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
On February 18, 2022, Aptiv PLC and Aptiv LLC together issued $2.5 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $700 million of 2.396% senior unsecured notes due 2025 (the “2.396% Senior Notes”), $800 million of 3.25% senior unsecured notes due 2032 (the “3.25% Senior Notes”) and $1.0 billion of 4.15% senior unsecured notes due 2052 (the “4.15% Senior Notes”) (collectively, the “2022 Senior Notes”). The 2022 Senior Notes are guaranteed by AGF DAC. The 2.396% Senior Notes were priced at 100% of par, resulting in a yield to maturity of 2.396%; the 3.25% Senior Notes were priced at 99.600% of par, resulting in a yield to maturity of 3.297%; and the 4.15% Senior Notes were priced at 99.783% of par, resulting in a yield to maturity of 4.163%. On or after February 18, 2023, the 2.396% Senior Notes may be optionally redeemed at a price equal to their principal amount plus accrued and unpaid interest thereon. The proceeds from the 2022 Senior Notes were utilized to fund a portion of the cash consideration payable in connection with the acquisition of Wind River. In September 2024, Aptiv redeemed for cash the entire $700 million aggregate principal amount outstanding of the 2.396% Senior Notes, financed by the proceeds received from the issuance of the 2024 Senior Notes and 2024 Junior Notes, as defined below. As a result of the redemption of the 2.396% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $1 million during the year ended December 31, 2024, within other income, net in the consolidated statements of operations.
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
In the second half of 2025, Aptiv partially redeemed for cash certain senior notes and recognized a net gain on debt extinguishment of approximately $1 million during the year ended December 31, 2025 within other income, net in the consolidated statements of operations. The below table summarizes the partial redemptions for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Aggregate Principal Amount	Total Repurchase Amount (1)

	(dollars in millions)
4.35%, senior notes, due 2029	$34	$34
4.650%, senior notes, due 2029	149	153
3.25%, senior notes, due 2032	83	76
5.150%, senior notes, due 2034	34	35
Total redemptions	$300	$298
(1)Includes accrued interest of approximately $2 million for the year ended December 31, 2025.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of December 31, 2025, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of December 31, 2025, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Spin-off Financing
Versigent Limited (“Versigent”), a wholly owned subsidiary of Aptiv, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the Electrical Distribution Systems business and to issue debt. Cyprium Corporation (“Cyprium U.S.”), a wholly owned U.S. subsidiary of the Company, and Cyprium Holdings Luxembourg S.a.r.l. (“Cyprium Luxembourg”), a wholly owned Luxembourg subsidiary of the Company, both of which will become wholly owned subsidiaries of Versigent upon completion of the Separation, were also formed for the same purposes.
Spin-off Credit Agreement
In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “ Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A.
The Spin-Off Credit Facilities are expected to become available to Versigent no later than the date of the Separation, subject to the satisfaction of certain conditions customary for financings of this type. Accordingly, no amounts were drawn or available to be drawn under the Spin-Off Credit Facilities as of December 31, 2025.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Spin-Off Credit Agreement, under which such borrowings would be guaranteed by Versigent and certain of its subsidiaries. Additional subsidiaries of Versigent may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of Versigent’s existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Cyprium U.S. and Cyprium Luxembourg.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. As of December 31, 2024, Aptiv had approximately $450 million outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of December 31, 2025 and 2024, approximately $86 million and $64 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.

Interest—Cash paid for interest related to debt outstanding totaled $363 million, $286 million and $275 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $4 million outstanding through other letter of credit facilities as of December 31, 2025 and 2024, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

12. PENSION BENEFITS
Certain of Aptiv’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Aptiv’s primary non-U.S. plans are located in France, Germany, Mexico, Portugal and the United Kingdom (“U.K.”). The U.K. and certain Mexican plans are funded. In addition, Aptiv has defined benefit plans in South Korea and Turkey for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period.
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
Funded Status
The amounts shown below reflect the change in the U.S. defined benefit pension obligations during 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in millions)
Benefit obligation at beginning of year	$1	$2
Benefits paid	—	(1)
Benefit obligation at end of year	$1	$1
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Aptiv contributions	—	1
Benefits paid	—	(1)
Fair value of plan assets at end of year	$—	$—
Underfunded status	$(1)	$(1)
Amounts recognized in the consolidated balance sheets consist of:
Long-term liabilities	$(1)	$(1)
Total	$(1)	$(1)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$2	$2
Total	$2	$2

The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in millions)
Benefit obligation at beginning of year	$661	$746
Service cost	18	18
Interest cost	40	39
Actuarial loss (gain)	7	(25)
Benefits paid	(44)	(50)
Exchange rate movements and other	66	(67)
Benefit obligation at end of year	$748	$661
Change in plan assets:
Fair value of plan assets at beginning of year	$299	$341
Actual return on plan assets	21	6
Aptiv contributions	30	31
Benefits paid	(44)	(50)
Exchange rate movements and other	19	(29)
Fair value of plan assets at end of year	$325	$299
Underfunded status	$(423)	$(362)
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$29	$29
Current liabilities	(24)	(19)
Long-term liabilities	(428)	(372)
Total	$(423)	$(362)
Amounts recognized in accumulated other comprehensive loss consist of (pre-tax):
Actuarial loss	$30	$25
Total	$30	$25
The benefit obligations were impacted by actuarial losses of $7 million and gains of $25 million during the years ended December 31, 2025 and 2024, respectively, primarily due to changes in the discount rates used to measure the benefit obligation.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$1	$1	$496	$465
ABO	$1	$1	$428	$417
Fair value of plan assets at end of year	$—	$—	$52	$77
	Plans with Plan Assets in Excess of ABO
PBO	$—	$—	$252	$196
ABO	$—	$—	$237	$186
Fair value of plan assets at end of year	$—	$—	$273	$222
	Total
PBO	$1	$1	$748	$661
ABO	$1	$1	$665	$603
Fair value of plan assets at end of year	$—	$—	$325	$299
Benefit costs presented below were determined based on actuarial methods and included the following:

	U.S. Plans
	Year Ended December 31,
	2025	2024	2023
	(in millions)
Amortization of actuarial losses	$1	$1	$1
Net periodic benefit cost	$1	$1	$1

	Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2023
	(in millions)
Service cost	$18	$18	$16
Interest cost	40	39	39
Expected return on plan assets	(16)	(17)	(15)
Settlement loss	—	2	2
Curtailment gain	(1)	—	—
Amortization of actuarial losses	2	1	1
Net periodic benefit cost	$43	$43	$43
Other postretirement benefit obligations were approximately $1 million at December 31, 2025 and 2024.
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

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Weighted-average discount rate	4.30%	4.90%	6.44%	6.23%
Weighted-average rate of increase in compensation levels	N/A	N/A	2.84%	2.66%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Weighted-average discount rate	4.90%	5.50%	5.20%	6.23%	5.91%	5.95%
Weighted-average rate of increase in compensation levels	N/A	N/A	N/A	2.66%	2.93%	2.82%
Weighted-average expected long-term rate of return on plan assets	N/A	N/A	N/A	5.32%	5.18%	4.98%
Aptiv selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA or higher by Standard and Poor’s or Moody’s.
Aptiv does not have any U.S. pension assets; therefore no U.S. asset rate of return calculation was necessary. The primary funded non-U.S. plans are in the U.K. and Mexico. For the determination of 2025 expense, Aptiv assumed a long-term expected asset rate of return of approximately 4.50% and 8.50% for the U.K. and Mexico, respectively. Aptiv evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily conservative long-term, prospective rates. To determine the expected return on plan assets, the market-related value of our plan assets is actual fair value.
Aptiv’s pension expense for 2026 is determined at the 2025 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’ pension obligations and expense attributable to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	Less than + $1 million	‘+ $16 million
25 bp increase in discount rate	- $1 million	‘- $16 million
25 bp decrease in long-term expected return on assets	‘+ $1 million	—
25 bp increase in long-term expected return on assets	‘- $1 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)
2026	$—	$61
2027	$1	$55
2028	$—	$58
2029	$—	$60
2030	$—	$67
2031 – 2035	$—	$315
Aptiv anticipates making pension contributions and benefit payments of approximately $25 million in 2026.
Aptiv sponsors defined contribution plans for certain hourly and salaried employees. Expense related to the contributions for these plans was $38 million, $38 million, and $42 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Plan Assets
Certain pension plans sponsored by Aptiv invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Aptiv’s pension plan assets weighted-average asset allocations at December 31, 2025 and 2024, by asset category, are as follows:

	Fair Value Measurements at December 31, 2025
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash, cash equivalents and repurchase agreements (1)	$(34)	$8	$(42)	$—
Time deposits	33	—	33	—
Bond mutual funds	194	135	59	—
Real estate trust funds	14	—	—	14
Private debt funds	17	—	—	17
Insurance contracts	1	—	—	1
Debt securities	58	58	—	—
Equity securities	42	42	—	—
Total	$325	$243	$50	$32
(1)Level 2 includes repurchase agreements of $47 million within non-U.S. plans.

	Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash, cash equivalents and repurchase agreements (1)	$(55)	$4	$(59)	$—
Time deposits	31	—	31	—
Equity mutual funds	20	—	20	—
Bond mutual funds	180	124	56	—
Real estate trust funds	19	—	—	19
Private debt funds	19	—	—	19
Insurance contracts	1	—	—	1
Debt securities	49	49	—	—
Equity securities	35	35	—	—
Total	$299	$212	$48	$39
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
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Insurance Contracts	Private Lending Funds
	(in millions)
Beginning balance at January 1, 2024	$28	$3	$24
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	—	(5)
Purchases, sales and settlements	(7)	—	—
Foreign currency translation and other	(1)	(2)	—
Ending balance at December 31, 2024	$19	$1	$19
Actual return on plan assets:
Relating to assets still held at the reporting date	$4	$—	$—
Purchases, sales and settlements	(11)	—	(3)
Foreign currency translation and other	2	—	1
Ending balance at December 31, 2025	$14	$1	$17

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of December 31, 2025 and 2024, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At December 31, 2025, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

14. INCOME TAXES
In connection with the change of tax residency described in Note 1. General, in December 2024, Aptiv established a new publicly-listed Jersey parent company, New Aptiv, which is resident for tax purposes in Switzerland. Following consummation of the Transaction, Aptiv PLC became a wholly-owned subsidiary of New Aptiv and New Aptiv was renamed “Aptiv PLC.”
Income before income taxes and equity income for U.S. and non-U.S. operations are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
U.S. (loss) income	$(635)	$(78)	$(162)
Non-U.S. income	1,554	2,229	1,499
Income before income taxes and equity loss	$919	$2,151	$1,337

The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current income tax expense (benefit):
U.S. federal	$10	$(25)	$25
Non-U.S.	290	277	208
U.S. state and local	6	5	3
Total current	306	257	236
Deferred income tax expense (benefit), net:
U.S. federal	(37)	(67)	(62)
Non-U.S.	435	35	(2,091)
U.S. state and local	(4)	(2)	(11)
Total deferred	394	(34)	(2,164)
Total income tax provision (benefit)	$700	$223	$(1,928)
Cash paid or withheld for income taxes by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 was:

Year Ended December 31,
2025
(in millions)
Swiss federal	$—
Swiss cantonal	2
Foreign:
China	74
Mexico	51
India	21
Ireland	19
South Korea	17
Other (1)	71
Cash paid or withheld	$255
(1)Includes jurisdictions below the threshold for the period presented.

Cash paid or withheld for income taxes for the years ended December 31, 2024 and 2023 was $249 million and $307 million, respectively.
The Company is a Swiss resident taxpayer as of December 31, 2024. Prior to December 2024, the Company was an Irish resident taxpayer. As further described in Note 2. Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the Swiss federal statutory tax rate to the Company’s effective rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	(in millions)
	Amount	Percent
Swiss federal statutory tax rate	$72	8%
State and local income taxes (1)	396	43%
Foreign tax effects
Brazil
Statutory rate difference	10	1%
Other	1	—%

	Year Ended December 31,
	2025
	(in millions)
	Amount	Percent
China
Withholding taxes	58	6%
Statutory rate difference	26	3%
R&D super-deduction	(18)	(2)%
Valuation allowance adjustments	(9)	(1)%
Other	1	—%
France
Valuation allowance adjustments	(19)	(2)%
Other	14	2%
Germany
Valuation allowance adjustments	(25)	(3)%
State and local taxes	(21)	(2)%
Separation taxes	11	1%
India
Statutory rate difference	11	1%
Other	3	—%
Ireland
Statutory rate difference	(15)	(2)%
Other	(8)	(1)%
Korea	9	1%
Luxembourg
Intercompany reorganizations	(408)	(45)%
Valuation allowance adjustments	398	43%
Separation taxes	25	3%
Other	(4)	—%
Mexico
Statutory rate difference	34	4%
Separation taxes	15	2%
Foreign exchange impacts	(11)	(1)%
Withholding taxes	9	1%
Other	(7)	(1)%
Poland
R&D super-deduction	(43)	(5)%
Valuation allowance adjustments	35	4%
Loss utilization	10	1%
Other	1	—%
United States
Non-deductible impairment	136	15%
Statutory rate difference	(84)	(9)%
Tax credits	(9)	(1)%
Others	(2)	—%
All other foreign jurisdictions	49	6%
Effect of changes in tax laws	—	—%
Effect of cross-border taxes	1	—%
Tax credits	—	—%
Changes in valuation allowances	362	39%

	Year Ended December 31,
	2025
	(in millions)
	Amount	Percent
Non-taxable or non-deductible items	—	—%
Changes in unrecognized tax benefits	9	1%
Other adjustments
Intercompany reorganizations	(321)	(35)%
Other	8	1%
Effective tax rate	$700	76%
(1)Comprised of income taxes in the canton of Schaffhausen, primarily related to valuation allowances.

The following table is a reconciliation of the notional U.S. federal income tax rate to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
	(in millions)
Notional U.S. federal income taxes at statutory rate	$452	$281
Income taxed at other rates	(236)	(131)
Change in valuation allowance	(12)	1
Other change in tax reserves	16	(7)
Intercompany reorganizations	(27)	(2,082)
Withholding taxes	62	57
Tax credits	(32)	(19)
Change in tax law	—	(17)
Other adjustments	—	(11)
Total income tax expense (benefit)	$223	$(1,928)
Effective tax rate	10%	(144)%
The Company’s tax rate is affected by the fact that its parent entity is a Swiss resident taxpayer, and was an Irish resident taxpayer prior to the December 2024 reorganization transaction, the tax rates in Switzerland, Ireland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the non-U.S. income taxed at other rates are tax incentives obtained in various non-U.S. countries, primarily various incentives in Morocco and the High and New Technology Enterprise (“HNTE”) status in China, which totaled $33 million in 2025, $27 million in 2024 and $23 million in 2023, as well as tax benefit for income earned, and no tax benefit for losses incurred, in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2026 through 2044. The income tax benefits attributable to these tax holidays are approximately $4 million ($0.02 per share) in 2025, $5 million ($0.02 per share) in 2024 and $7 million ($0.03 per share) in 2023.
The effective tax rate for the year ended December 31, 2025 includes net discrete tax expense of approximately $380 million primarily related to a change in valuation allowance on the Swiss tax incentive, as described below, tax accruals associated with the Separation of the Electrical Distribution Systems business and the tax impact of intercompany reorganizations, partially offset by changes in other valuation allowances. Also included as a discrete item in the effective tax rate for the year ended December 31, 2025 is the unfavorable impact of approximately 32 points resulting from the Wind River non-cash goodwill impairment charge, as described further in Note 7. Intangible Assets and Goodwill, which is non-deductible for tax purposes.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that were applicable to Aptiv beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The OBBBA will not have a material impact on the Company’s consolidated financial statements.
On January 15, 2025, the Organisation for Economic Co-operation and Development (the “OECD”) released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework (the “Framework”) previously adopted by the European Union (the “E.U.”) Member States on December 15, 2022. Jurisdictions that have adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD, may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023, as described below. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the year ended December 31, 2025. No other deferred tax assets are impacted by the Guidance. The Company has proactively responded to these tax policy changes and will continue to closely monitor developments. Our effective tax rate for the year ended December 31, 2025 includes an unfavorable impact from the enacted Framework.
On December 18, 2025, the Swiss Council of States passed a motion preventing the retroactive application of the OECD’s 2025 Guidance on the Model Rules. While this development has no immediate impact on Aptiv’s tax position, we will continue to monitor potential implications for the recoverability of our Swiss deferred tax assets associated with our Swiss tax incentive.
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

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Pension	$80	$61
Employee benefits	56	57
Net operating loss carryforwards	1,654	578
Warranty and other liabilities	72	72
Operating lease liabilities	120	109
Capitalized R&D	129	110
Tax credit carryforwards	1,607	1,605
Intangibles	1,481	1,634
Other	152	175
Total gross deferred tax assets	5,351	4,401
Less: valuation allowances	(3,065)	(1,704)
Total deferred tax assets (1)	$2,286	$2,697
Deferred tax liabilities:
Fixed assets	$9	$27
Tax on unremitted profits of certain foreign subsidiaries	130	82
Intangibles	470	496
Operating lease right-of-use assets	109	101
Total gross deferred tax liabilities	718	706
Net deferred tax assets	$1,568	$1,991
(1)Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

Deferred tax assets and liabilities are classified as long-term in the consolidated balance sheets. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2025	2024
	(in millions)
Long-term assets	$1,828	$2,281
Long-term liabilities	(260)	(290)
Total deferred tax asset	$1,568	$1,991
The net deferred tax asset of $1,568 million as of December 31, 2025 is primarily comprised of deferred tax asset amounts in Switzerland, Mexico, Germany, Brazil, China and Ireland, partially offset by deferred tax liabilities primarily in Italy, the U.S. and Singapore.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2025, the Company has gross deferred tax assets of approximately $1,644 million for non-U.S. net operating loss (“NOL”) carryforwards with recorded valuation allowances of $1,469 million. These NOLs are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOLs primarily relate to Switzerland, Luxembourg and Poland. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $1,607 million and $1,605 million of tax credit carryforwards with recorded valuation allowances of $1,558 million and $1,267 million at December 31, 2025 and 2024, respectively. The tax credits are primarily related to Switzerland and the U.S. These tax credit carryforwards expire at various times from 2026 through 2045.
Cumulative Undistributed Foreign Earnings
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 31, 2025.
Taxes of $130 million have been accrued on undistributed earnings that are not indefinitely reinvested and are primarily related to China, Honduras, Mexico and Morocco. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that either such earnings should not give rise to additional income tax liabilities as a result of the distribution of such earnings or are indefinitely reinvested. If in the future these indefinitely reinvested earnings were to be repatriated to Switzerland, additional tax provisions would be required. It is not practicable to determine the unrecognized deferred tax liability on these temporary differences.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance at beginning of year	$227	$222	$224
Additions related to current year	11	3	4
Additions related to prior years	64	14	11
Reductions related to prior years	(39)	(9)	(12)
Reductions due to expirations of statute of limitations	(9)	(1)	(2)
Settlements	(8)	(2)	(3)
Balance at end of year	$246	$227	$222

A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions that, if recognized, would result in an offsetting change in valuation allowance and for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2025 and 2024, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $220 million and $196 million, respectively. For 2025 and 2024, respectively, $100 million and $92 million of reserves for uncertain tax positions would be offset by the write-off of a related deferred tax asset or income tax receivable, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $54 million and $31 million at December 31, 2025 and 2024, respectively. Total interest and penalties recognized as part of income tax expense were expenses of $21 million, $6 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Pledged Assets
As of December 31, 2025, we had no assets pledged as collateral against income taxes payable. As of December 31, 2024, we had pledged the assets of certain of our entities in Korea as collateral against approximately $18 million of income taxes payable.

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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock and if-

converted methods. Prior to the conversion of the MCPS into ordinary shares in June 2023, the if-converted method was used to determine if the impact of the conversion of the MCPS into ordinary shares was more dilutive than the MCPS dividends to net income per share. If so, the MCPS were assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares were included in the denominator and the MCPS dividends were added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the year ended December 31, 2023, the calculation of net income per share includes the dilutive impacts of the MCPS under the if-converted method. For all periods presented, the calculation of net income per share also contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to ordinary shareholders and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Numerator, basic:
Net income attributable to ordinary shareholders	$165	$1,787	$2,909
Numerator, diluted:
Net income attributable to Aptiv	$165	$1,787	$2,938
Denominator:
Weighted average ordinary shares outstanding, basic	220.00	256.38	276.92
Dilutive shares related to RSUs	0.75	0.28	0.17
Weighted average MCPS converted shares (1)	—	—	5.79
Weighted average ordinary shares outstanding, including dilutive shares	220.75	256.66	282.88

Net income per share attributable to ordinary shareholders:
Basic	$0.75	$6.97	$10.50
Diluted	$0.75	$6.96	$10.39
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
During the year ended December 31, 2025, upon final settlements under the ASR Agreements, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. During the year ended December 31, 2025, the Company also repurchased approximately 5.1 million of our outstanding ordinary shares for $400 million in the open market.
During the year ended December 31, 2024, in addition to the initial shares received under the ASR program, we repurchased approximately 13.6 million of our outstanding ordinary shares for $1,100 million in the open market. During the year ended December 31, 2023, we repurchased approximately 4.7 million of our outstanding ordinary shares for $398 million in the open market.
As of December 31, 2025, approximately $2,115 million of share repurchases remained available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Preferred Dividends
During the year ended December 31, 2023, the Board of Directors declared and paid quarterly cash dividends of approximately $1.375 per MCPS for a total of $32 million during the year.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) are shown below.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(1,036)	$(761)	$(790)
Aggregate adjustment for the year (1)	295	(275)	29
Balance at end of year	(741)	(1,036)	(761)

Gains (losses) on derivatives:
Balance at beginning of year	$(121)	$140	$7
Other comprehensive income (loss) before reclassifications (net tax effect of $(51), $19 and $(1) )	253	(124)	253
Reclassification to income (net tax effect of $3, $1 and $(7))	(17)	(137)	(120)
Balance at end of year	115	(121)	140

Pension and postretirement plans:
Balance at beginning of year	$(13)	$(24)	$(8)
Other comprehensive (loss) income before reclassifications (net tax effect of $2, $(5) and $10)	(4)	8	(19)
Reclassification to income (net tax effect of $0, $(1) and $(1))	2	3	3
Balance at end of year	(15)	(13)	(24)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	$(4)	$—	$—
Other comprehensive income (loss) before reclassifications (net tax effect of $1, $0 and $0) (2)	4	(4)	—
Balance at end of period	—	(4)	—

Accumulated other comprehensive loss, end of year	$(641)	$(1,174)	$(645)
(1)Includes $168 million of losses, $77 million of gains and $39 million of losses for the years ended December 31, 2025, 2024 and 2023, respectively, related to non-derivative net investment hedges. Refer to Note 17. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto during the year ended December 31, 2025. Refer to Note 5. Investments in Affiliates for further description of this transaction.
(2)Represents change in fair value for the Company’s investments in StradVision, prior to the Conversion in October 2025, and Maxieye, both of which are foreign currency-denominated investments. Refer to Note 5. Investments in Affiliates and Note 18. Fair Value of Financial Instruments for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2025	2024	2023
	(in millions)
Foreign currency translation adjustments:
Liquidation of foreign subsidiary (1)	$6	$—	$—	Net gain on equity method transactions
	6	—	—	Income before income taxes
	—	—	—	Income tax (expense) benefit
	6	—	—	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$6	$—	$—	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$32	$16	$(28)	Cost of sales
Foreign currency derivatives	(12)	122	141	Cost of sales
	20	138	113	Income before income taxes
	(3)	(1)	7	Income tax (expense) benefit
	17	137	120	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$17	$137	$120	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(3)	$(2)	$(2)	Other income, net (2)
Settlement loss	—	(2)	(2)	Other income, net (2)
Curtailment gain	1	—	—	Other income, net (2)
	(2)	(4)	(4)	Income before income taxes
	—	1	1	Income tax (expense) benefit
	(2)	(3)	(3)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(2)	$(3)	$(3)	Net income attributable to Aptiv

Total reclassifications for the year	$21	$134	$117
(1)Represents accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto during the year ended December 31, 2025.
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

As of December 31, 2025, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in thousands)		(in millions)
Copper	77,871	pounds	$415

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)
	(in millions)
Mexican Peso	30,257	MXN	$1,680
Chinese Yuan Renminbi	2,510	RMB	$360
Polish Zloty	924	PLN	$255
Hungarian Forint	26,032	HUF	$80
British Pound	70	GBP	$95
As of December 31, 2025, Aptiv has entered into derivative instruments to hedge cash flows extending out to December 2027.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2025 were $164 million (approximately $139 million, net of tax). Of this total, approximately $125 million of gains are expected to be included in cost of sales within the next 12 months and approximately $39 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain RMB-denominated subsidiaries. During the years ended December 31, 2025, 2024 and 2023, the Company received $4 million, paid $2 million and received $6 million, respectively, at settlement related to these series of forward contracts which matured throughout each respective year. In September 2025, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in March 2026. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries, and had designated the €700 million 2015 Euro-denominated Senior Notes prior to being redeemed in the fourth quarter of 2024, as more fully described in Note 11. Debt. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the years ended December 31, 2025 and 2024, $168 million of losses and $77 million of gains, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $93 million as of December 31, 2025 and gains of $75 million as of December 31, 2024.

Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2025 and 2024 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2025	Balance Sheet Location	December 31, 2025	December 31, 2025
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$63	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	75	Other current assets	7	$68
Commodity derivatives	Other long-term assets	22	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	14	Other long-term assets	2	12
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$174		$10

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2024	Balance Sheet Location	December 31, 2024	December 31, 2024
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$5	Accrued liabilities	$5
Foreign currency derivatives*	Other current assets	10	Other current assets	3	$7
Foreign currency derivatives*	Accrued liabilities	10	Accrued liabilities	80	(70)
Commodity derivatives	Other long-term assets	1	Other long-term liabilities	7
Foreign currency derivatives*	Other long-term liabilities	3	Other long-term liabilities	35	(32)
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	5	Accrued liabilities	—
Total derivatives designated as hedges		$34		$130

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	1	(1)
Total derivatives not designated as hedges		$1		$1
* Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of December 31, 2025 and a net liability position as of December 31, 2024.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023 are as follows:

Year Ended December 31, 2025	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$124	$32
Foreign currency derivatives	183	(12)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(3)	—
Total	$304	$20

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Year Ended December 31, 2024	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$11	$16
Foreign currency derivatives	(160)	122
Derivatives designated as net investment hedges:
Foreign currency derivatives	6	—
Total	$(143)	$138

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)

Year Ended December 31, 2023	Gain Recognized in OCI	(Loss) Gain Reclassified from OCI into Income
	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$5	$(28)
Foreign currency derivatives	244	141
Derivatives designated as net investment hedges:
Foreign currency derivatives	5	—
Total	$254	$113

Loss Recognized in Income
(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

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
As of December 31, 2025 and 2024, Aptiv was in a net derivative asset position of $166 million and a net derivative liability position of $96 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 17. Derivatives and Hedging Activities for further information regarding derivatives.
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
As further described in Note 5. Investments in Affiliates, the Company owns an investment in Maxieye, which is classified as an available-for-sale debt security due to the Company’s redemption rights. As of December 31, 2025, the carrying value of this investment was $57 million, and is included within other long-term assets in the consolidated balance sheet. The fair value measurements of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement. As further described in Note 5. Investments in Affiliates, in October 2025, the Company converted its existing preferred shares in StradVision into common shares (the “Conversion”). Prior to the Conversion, the Company classified its investment in StradVision as an available-for-sale debt security due to the Company’s redemption rights. The fair value measurement of this investment prior to the Conversion was based on significant inputs that were not observable in the market, and was therefore classified as a Level 3 measurement.

Refer to Note 5. Investments in Affiliates for further information regarding these investments.
The below table summarizes the cost, cumulative unrealized gains and losses, which includes the accumulated currency translation adjustments for StradVision prior to the Conversion, as described above, and the estimated fair value of Aptiv’s debt securities held as of December 31, 2025 and 2024:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of December 31, 2025
Available-for-sale debt securities	$57	$20	$(19)	$58
Total debt securities	$57	$20	$(19)	$58

As of December 31, 2024
Available-for-sale debt securities	$165	$8	$(12)	$161
Total debt securities	$165	$8	$(12)	$161

The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Fair value at beginning of period	$161	$—
Additions	40	165
Measurement adjustments	5	(4)
Conversion to equity method investment (1)	(148)	—
Fair value at end of period	$58	$161
(1)In October 2025, the Company converted its existing preferred shares in StradVision into common shares (the “Conversion”). The cost basis and fair value of the Company’s investment in StradVision on the Conversion date were approximately $148 million and $149 million, respectively. Following the Conversion, Aptiv began accounting for its investment in StradVision under the equity method. Refer to Note 5. Investment in Affiliates for additional information.
There were no impairment charges related to these investments during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2025
Commodity derivatives	$85	$—	$85	$—
Foreign currency derivatives	82	—	82	—
Available-for-sale debt securities	58	—	—	58
Total	$225	$—	$167	$58
As of December 31, 2024
Commodity derivatives	$6	$—	$6	$—
Foreign currency derivatives	13	—	13	—
Publicly traded equity securities	11	11	—	—
Available-for-sale debt securities	161	—	—	161
Total	$191	$11	$19	$161

As of December 31, 2025 and 2024, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of December 31, 2025
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
As of December 31, 2024
Commodity derivatives	$12	$—	$12	$—
Foreign currency derivatives	103	—	103	—
Total	$115	$—	$115	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2025 and 2024, total debt was recorded at $7,551 million and $8,352 million, respectively, and had estimated fair values of $6,700 million and $7,125 million, respectively. For all other financial instruments recorded as of December 31, 2025 and 2024, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, assets and liabilities held for sale, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2025, Aptiv recorded non-cash long-lived asset impairment charges of $9 million within cost of sales and $7 million within selling, general and administrative expense, primarily related to the declines in the fair value of certain fixed assets in connection with the consolidation of certain business operations and a planned site exit.
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
During the year ended December 31, 2023, Aptiv recorded non-cash long-lived asset impairment charges of $11 million within cost of sales primarily related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, $7 million within cost of sales related to the abandonment of certain fixed assets and declines in the fair values of certain fixed assets, and additional non-cash asset impairment charges of $18 million within other income, net related to its equity investments without readily determinable fair value.
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

19. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Interest income	$60	$87	$111
Loss on extinguishment of debt (Note 11)	(2)	(15)	(1)
Components of net periodic benefit cost other than service cost	(26)	(26)	(28)
Costs associated with acquisitions and other transactions	—	—	(4)
Impairment of equity investments without readily determinable fair value (Note 5)	—	—	(18)
Gain (loss) on change in fair value of publicly traded equity securities	2	(3)	(6)
Other, net	16	(2)	9
Other income, net	$50	$41	$63
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

20. ACQUISITIONS AND DIVESTITURES
In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Advanced Safety and User Experience segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million during the year ended December 31, 2025, within cost of sales in the consolidated statements of operations.
The Company had no other business acquisitions or divestitures during the years ended December 31, 2025 and 2024.
Acquisition of Höhle Ltd.
On April 3, 2023, Aptiv acquired 100% of the equity interests of Höhle Ltd. (“Höhle”), a manufacturer of microducts, for total consideration of $42 million. The results of operations of Höhle are reported within the Engineered Components Group segment from the date of acquisition. The Company acquired Höhle utilizing cash on hand.
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
Sale of Interest in Majority Owned Russian Subsidiary
Given the sanctions put in place by the E.U., U.S. and other governments, which restrict our ability to conduct business in Russia, we initiated a plan in the second quarter of 2022 to exit our 51% owned subsidiary in Russia. As a result, the Company determined that this subsidiary, which was reported within the Electrical Distribution Systems segment, initially met the held for sale criteria as of June 30, 2022. Consequently, during the year ended December 31, 2022, the Company recorded a pre-tax charge of $51 million to impair the carrying value of the Russian subsidiary’s net assets to fair value.
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

The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2025	554,363	$36	224,317	138,010	$9	58,518
Q1 2024	461,052	$36	188,897	151,245	$12	65,910
Q1 2023	286,337	$33	116,753	315,664	$37	138,036
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	1,247	$136.61
Granted	1,545	$117.09
Vested	(549)	$135.17
Forfeited	(247)	$119.13
Nonvested, December 31, 2023	1,996	$124.06
Granted	1,972	$77.95
Vested	(714)	$123.39
Forfeited	(484)	$114.99
Nonvested, December 31, 2024	2,770	$92.98
Granted	2,608	$73.66
Vested	(1,236)	$98.06
Forfeited	(405)	$81.10
Nonvested, December 31, 2025	3,737	$79.10
As of December 31, 2025, there were approximately 450,000 Aptiv performance-based RSUs, with a weighted average grant date fair value of $133.15, that were vested but not yet distributed.
Aptiv recognized share-based compensation expense of $132 million ($118 million, net of tax), $112 million ($96 million, net of tax) and $107 million ($90 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2025, 2024 and 2023, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2025, unrecognized compensation expense on a pre-tax basis of approximately $178 million is anticipated to be recognized over a weighted average period of approximately two years. For the years ended December 31, 2025, 2024 and 2023, respectively, approximately $26 million, $23 million and $33 million of cash was paid and reflected as a financing activity in the consolidated statements of cash flows related to the tax withholding for vested RSUs.
Subsidiary Awards
During 2023, certain employees of Wind River were granted stock options in Westerly, LLC (a subsidiary of the Company and parent company of Wind River) (the “Subsidiary Awards”). These Subsidiary Awards vest ratably over a three-year period subject to continuing employment. Subsidiary Awards become exercisable upon vesting.

A summary of the status of the Company’s non-vested Subsidiary Awards is provided below:

	Subsidiary Award Stock Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2023	—	$—
Granted	8,102	$3.66
Vested	(2,305)	$3.69
Forfeited	(731)	$3.69
Nonvested, December 31, 2023	5,066	$3.65
Granted	1,780	$3.19
Vested	(1,898)	$3.65
Forfeited	(1,535)	$3.66
Nonvested, December 31, 2024	3,413	$3.41
Granted	527	$3.20
Vested	(2,082)	$3.47
Forfeited	(588)	$3.43
Nonvested, December 31, 2025	1,270	$3.21
The following summarizes the weighted average inputs used in the Black-Scholes model to value the Subsidiary Awards granted during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected volatility (1)	35.22%	35.16%	42.99%
Expected term	3.5 years	3.5 years	3.5 years
Expected dividends	$—	$—	$—
Risk-free interest rate	3.99%	4.05%	4.41%
(1)Expected volatility was primarily based on the historical volatility of a group of comparable publicly traded entities as determined by the Company.
Aptiv recognized share-based compensation expense related to these Subsidiary Awards of $7 million, $8 million and $8 million during the years ended December 31, 2025, 2024 and 2023, respectively. Aptiv will continue to recognize compensation expense based on the grant date fair value of the Subsidiary Awards over the requisite service period. As of December 31, 2025, unrecognized compensation expense on a pre-tax basis related to unvested Subsidiary Awards of approximately $3 million is anticipated to be recognized over a period of approximately one year.

22. SEGMENT REPORTING
In connection with the Separation, as further described in Note 26. Separation of Electrical Distribution Systems, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. Prior period amounts have been adjusted retrospectively to reflect the change in reportable operating segments, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Advanced Safety and User Experience, which includes platforms and modular offerings, such as intelligent sensors, high-performance compute, and advance software tools and services.
•Engineered Components Group, which includes connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal and data for next-generation applications across multiple end markets.

•Electrical Distribution Systems, which includes a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 26. Separation of Electrical Distribution Systems, the Company is pursuing a separation of the Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders.
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
Included below are sales, significant expenses and operating data for Aptiv’s segments for the years ended December 31, 2025, 2024 and 2023, as well as balance sheet data as of December 31, 2025 and 2024.

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2025:
Sales from external customers	$5,771	$5,813	$8,814	$—	$20,398
Intersegment revenues	21	849	4	(874)	—
Net sales	$5,792	$6,662	$8,818	$(874)	$20,398
Cost of sales	(4,709)	(4,927)	(7,738)	874	(16,500)
Selling, general and administrative	(453)	(621)	(599)	—	(1,673)
Other segment items (2)	28	15	193	—	236
Segment adjusted operating income	$658	$1,129	$674	$—	$2,461
Depreciation and amortization	$300	$447	$244	$—	$991
Goodwill impairment	$648	$—	$—	$—	$648
Net gain on equity method transactions	$46	$—	$—	$—	$46
Equity (loss) income, net of tax	$(51)	$—	$13	$—	$(38)
Net income attributable to noncontrolling interest	$—	$—	$19	$—	$19
Net loss attributable to redeemable noncontrolling interest	$—	$(3)	$—	$—	$(3)
Capital expenditures	$157	$314	$160	$25	$656

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2024:
Sales from external customers	$5,785	$5,621	$8,307	$—	$19,713
Intersegment revenues	6	763	2	(771)	—
Net sales	$5,791	$6,384	$8,309	$(771)	$19,713
Cost of sales	(4,691)	(4,747)	(7,335)	771	(16,002)
Selling, general and administrative	(445)	(595)	(425)	—	(1,465)
Other segment items (2)	59	31	30	—	120
Segment adjusted operating income	$714	$1,073	$579	$—	$2,366
Depreciation and amortization	$300	$429	$235	$—	$964
Net gain on equity method transactions	$605	$—	$—	$—	$605
Equity (loss) income, net of tax	$(140)	$—	$22	$—	$(118)
Net income attributable to noncontrolling interest	$—	$—	$24	$—	$24
Net loss attributable to redeemable noncontrolling interest	$—	$(1)	$—	$—	$(1)
Capital expenditures	$201	$368	$212	$49	$830

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2023:
Sales from external customers	$5,695	$5,527	$8,829	$—	$20,051
Intersegment revenues	—	888	3	(891)	—
Net sales	$5,695	$6,415	$8,832	$(891)	$20,051
Cost of sales	(4,843)	(4,859)	(7,801)	891	(16,612)
Selling, general and administrative	(450)	(579)	(407)	—	(1,436)
Other segment items (2)	49	32	43	—	124
Segment adjusted operating income	$451	$1,009	$667	$—	$2,127
Depreciation and amortization	$274	$404	$234	$—	$912
Equity (loss) income, net of tax	$(312)	$—	$13	$—	$(299)
Net income attributable to noncontrolling interest	$—	$—	$28	$—	$28
Capital expenditures	$207	$423	$216	$60	$906
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

The reconciliations of Segment Adjusted Operating Income to net income attributable to Aptiv for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Total
	(in millions)
For the Year Ended December 31, 2025:
Segment adjusted operating income	$658	$1,129	$674	$2,461
Amortization	(89)	(118)	(1)	(208)
Restructuring	(58)	(41)	(86)	(185)
Separation costs	—	—	(178)	(178)
Other acquisition and portfolio project costs	(14)	(7)	(9)	(30)
Asset impairments	(2)	(8)	(6)	(16)
Goodwill impairment	(648)	—	—	(648)
Compensation expense related to acquisitions	(17)	—	—	(17)
Gain on asset sale	5	—	—	5
Operating income				1,184
Interest expense				(361)
Other income, net				50
Net gain on equity method transactions				46
Income before income taxes and equity loss				919
Income tax expense				(700)
Equity loss, net of tax				(38)
Net income				181
Net income attributable to noncontrolling interest				19
Net loss attributable to redeemable noncontrolling interest				(3)
Net income attributable to Aptiv				$165

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Total
	(in millions)
For the Year Ended December 31, 2024:
Segment adjusted operating income	$714	$1,073	$579	$2,366
Amortization	(89)	(120)	(2)	(211)
Restructuring	(53)	(39)	(101)	(193)
Other acquisition and portfolio project costs	(27)	(23)	(30)	(80)
Asset impairments	(14)	(8)	—	(22)
Compensation expense related to acquisitions	(18)	—	—	(18)
Operating income				1,842
Interest expense				(337)
Other income, net				41
Net gain on equity method transactions				605
Income before income taxes and equity loss				2,151
Income tax expense				(223)
Equity loss, net of tax				(118)
Net income				1,810
Net income attributable to noncontrolling interest				24
Net loss attributable to redeemable noncontrolling interest				(1)
Net income attributable to Aptiv				$1,787

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Total
	(in millions)
For the Year Ended December 31, 2023:
Segment adjusted operating income	$451	$1,009	$667	$2,127
Amortization	(93)	(128)	(12)	(233)
Restructuring	(129)	(34)	(48)	(211)
Other acquisition and portfolio project costs	(20)	(30)	(30)	(80)
Asset impairments	(3)	(2)	(13)	(18)
Compensation expense related to acquisitions	(26)	—	—	(26)
Operating income				1,559
Interest expense				(285)
Other income, net				63
Income before income taxes and equity loss				1,337
Income tax benefit				1,928
Equity loss, net of tax				(299)
Net income				2,966
Net income attributable to noncontrolling interest				28
Net income attributable to Aptiv				$2,938

	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other (1)	Total
			(in millions)
Balance as of December 31, 2025:
Investment in affiliates	$1,288	$—	$143	$—	$1,431
Goodwill	$1,679	$2,329	$588	$—	$4,596
Total segment assets	$9,213	$10,236	$5,575	$(1,611)	$23,413
Balance as of December 31, 2024:
Investment in affiliates	$1,301	$—	$132	$—	$1,433
Goodwill	$2,326	$2,110	$588	$—	$5,024
Total segment assets	$9,585	$9,707	$5,019	$(853)	$23,458
(1)Eliminations and Other includes corporate assets and the elimination of inter-segment transactions.

Information concerning principal geographic areas is set forth below. Net sales reflects the manufacturing location and is for the years ended December 31, 2025, 2024 and 2023. Long-lived assets is as of December 31, 2025, 2024 and 2023.

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)
	(in millions)
United States (2)	$7,361	$1,062	$6,934	$1,167	$7,021	$1,204
Other North America	207	379	207	375	174	378
Europe, Middle East & Africa (3)	6,566	1,693	6,489	1,538	6,738	1,576
Asia Pacific (4)	5,872	1,079	5,722	1,060	5,697	1,104
South America	392	62	361	53	421	63
Total	$20,398	$4,275	$19,713	$4,193	$20,051	$4,325
(1)Includes property, plant and equipment, net of accumulated depreciation and operating lease right-of-use assets.
(2)Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the U.S.
(3)Includes Aptiv’s country of domicile, Jersey. The Company had no sales or long-lived assets in Jersey in any period. The largest portion of net sales in the Europe, Middle East & Africa region was $1,639 million, $1,632 million and $1,701 million in Germany for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Net sales and long-lived assets in Asia Pacific are primarily attributable to China.

23. FOURTH QUARTER DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited results of operations for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024
	(in millions, except per share amounts)
Net sales	$5,153	$4,907
Cost of sales	4,190	3,945
Gross margin	$963	$962
Operating income (1)	$425	$479
Net income (2)	$147	$275
Net income attributable to Aptiv	$138	$268
Basic net income per share:
Basic net income per share attributable to ordinary shareholders	$0.64	$1.14
Weighted average number of basic shares outstanding	214.89	235.04
Diluted net income per share:
Diluted net income per share attributable to ordinary shareholders	$0.64	$1.14
Weighted average number of diluted shares outstanding	216.14	235.46
(1)In the fourth quarter of 2025, Aptiv recorded restructuring charges totaling $36 million. In the fourth quarter of 2024, Aptiv recorded restructuring charges totaling $68 million, of which $25 million was recognized for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization. Refer to Note 10. Restructuring for additional information.
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the years ended December 31, 2025, 2024 and 2023. Information concerning geographic market reflects the manufacturing location.
Revenue by geographic market for the years ended December 31, 2025, 2024 and 2023 is as follows:

For the Year Ended December 31, 2025:	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,269	$2,094	$3,566	$(361)	$7,568
Europe, Middle East and Africa	2,554	2,141	2,079	(208)	6,566
Asia Pacific	969	2,291	2,897	(285)	5,872
South America	—	136	276	(20)	392
Total net sales	$5,792	$6,662	$8,818	$(874)	$20,398

For the Year Ended December 31, 2024:	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$2,050	$2,094	$3,318	$(321)	$7,141
Europe, Middle East and Africa	2,655	2,025	1,977	(168)	6,489
Asia Pacific	1,086	2,118	2,782	(264)	5,722
South America	—	147	232	(18)	361
Total net sales	$5,791	$6,384	$8,309	$(771)	$19,713

For the Year Ended December 31, 2023:	Advanced Safety and User Experience	Engineered Components Group	Electrical Distribution Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,860	$2,094	$3,601	$(360)	$7,195
Europe, Middle East and Africa	2,713	2,084	2,112	(171)	6,738
Asia Pacific	1,122	2,049	2,866	(340)	5,697
South America	—	188	253	(20)	421
Total net sales	$5,695	$6,415	$8,832	$(891)	$20,051
Revenue by core product line for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Active Safety	$3,049	$2,932	$2,522
Smart Vehicle Compute and Software	562	506	506
User Experience and Other	2,243	2,412	2,723
Eliminations	(62)	(59)	(56)
Advanced Safety and User Experience	5,792	5,791	5,695

Engineered Components Group	6,662	6,384	6,415

Electrical Distribution Systems	8,818	8,309	8,832

Eliminations	(874)	(771)	(891)

Total net sales	$20,398	$19,713	$20,051
Contract Balances
Contract liabilities solely consist of deferred revenue. As of December 31, 2025 and 2024, the balance of contract liabilities was $90 million (of which $84 million was recorded in other current liabilities and $6 million was recorded in other long-term liabilities) and $124 million (of which $111 million was recorded in other current liabilities and $13 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $106 million of revenues recognized during the year ended December 31, 2025 that were included in the contract liability balance as of December 31, 2024, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of December 31, 2025 and 2024, the balance of contract assets was $160 million (of which $68 million was recorded in other current assets and $92 million was recorded in other long-term assets) and $130 million (of which $65 million was recorded in other current assets and $65 million was recorded in other long-term assets), respectively.
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

Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of December 31, 2025 was approximately $172 million. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of December 31, 2025 and 2024, Aptiv has recorded $54 million (of which $14 million was classified within other current assets and $40 million was classified within other long-term assets) and $53 million (of which $10 million was classified within other current assets and $43 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $10 million, $17 million and $27 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Related Party Lease Agreement
Aptiv subleases certain office space to Motional, our autonomous driving joint venture, which has a remaining lease term of approximately three years as of December 31, 2025. Total income under the agreement was $2 million, $3 million and $4 million during the years ended December 31, 2025, 2024 and 2023, respectively. The sublease income and Aptiv’s associated operating lease cost are recorded to cost of sales in the consolidated statements of operations. The Company believes the terms of the lease agreement have not significantly been affected by the fact the Company and the lessee are related parties.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4	$4	$5
Interest on lease liabilities	—	1	1
Total finance lease cost	4	5	6
Operating lease cost	157	150	142
Short-term lease cost	22	9	17
Variable lease cost	10	22	3
Sublease income (1)	(3)	(3)	(5)
Total lease cost	$190	$183	$163
(1)Sublease income excludes rental income from owned properties of $9 million, $9 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other income, net.
There were no impairments of lease assets during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded impairment charges of $14 million related to operating lease right-of-use assets that will no longer be in use during the remaining lease terms, which was recorded within cost of sales in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded an impairment charge of $10 million related to an operating lease right-of-use asset in Ukraine that will no longer be in use during the remaining lease term, which was recorded within cost of sales in the consolidated statements of operations.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$1	$1
Operating cash flows for operating leases	$152	$143	$134
Financing cash flows for finance leases	$4	$5	$5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86	$54	$94
Finance leases	$1	$2	$1

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024

	(dollars in millions)
Operating leases:
Operating lease right-of-use assets	$501	$495
Accrued liabilities (Note 8)	$142	$124
Long-term operating lease liabilities	401	412
Total operating lease liabilities	$543	$536

Finance leases:
Property and equipment	$28	$25
Less: accumulated depreciation	(22)	(18)
Total property, net	$6	$7
Short-term debt (Note 11)	$4	$4
Long-term debt (Note 11)	4	5
Total finance lease liabilities	$8	$9

Weighted average remaining lease term:
Operating leases	5 years	6 years
Finance leases	2 years	3 years

Weighted average discount rate:
Operating leases	4.00%	4.50%
Finance leases	4.25%	4.50%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in millions)
As of December 31, 2025
2026	$160	$4
2027	133	2
2028	98	1
2029	61	1
2030	47	—
Thereafter	103	—
Total lease payments	602	8
Less: imputed interest	(59)	—
Total	$543	$8
As of December 31, 2025, the Company has entered into additional operating leases, primarily for real estate, that have not yet commenced of approximately $50 million. These operating leases are anticipated to commence primarily in 2026 with lease terms of four to ten years.

26. SEPARATION OF ELECTRICAL DISTRIBUTION SYSTEMS
On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, through a transaction expected to be treated as a tax-free spin-off to its shareholders (the “Separation”). The Company plans to complete the Separation by April 1, 2026, subject to customary closing conditions. The new publicly traded Electrical Distributions Systems spin-off company will be named Versigent, and will trade on the NYSE under the symbol “VGNT” following the distribution date.
As described in Note 11. Debt, in November 2025 Versigent, the holding company formed in connection with the Separation, entered into the Spin-Off Credit Agreement, which will provide a senior secured five-year $500 million term loan facility and a $850 million five-year senior secured revolving credit facility in connection with the Separation. The Spin-Off Credit Facilities are expected to become available to Versigent no later than the date of the Separation, subject to the satisfaction of certain conditions customary for financings of this type.
During the year ended December 31, 2025, the Company incurred costs of approximately $178 million related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning the Separation. The Company expects to continue to incur additional expenses related to the Separation through the completion of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP has issued an attestation report which is included herein as the Report of Independent Registered Public Accounting Firm under the section headed Financial Statements and Supplementary Data for the year ended December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the quarter and year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the fourth quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Allan J. Brazier Senior Vice President and Chief Accounting Officer	Adoption	11/5/2025	5/15/2026	Sale of up to 10,229 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the fourth quarter of 2025, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s Proxy Statement under the headings “Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
Information as of December 31, 2025 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

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
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2025:
Allowance for doubtful accounts	$37	$13	$(10)	$5	$45
Tax valuation allowance (a)	$1,704	$1,422	$(106)	$45	$3,065
December 31, 2024:
Allowance for doubtful accounts	$52	$11	$(24)	$(2)	$37
Tax valuation allowance (a)	$3,032	$70	$(1,382)	$(16)	$1,704
December 31, 2023:
Allowance for doubtful accounts	$52	$12	$(12)	$—	$52
Tax valuation allowance (a)	$756	$2,264	$(2)	$14	$3,032
(a)Additions Charged to Costs and Expenses and Deductions are partially related to changes in taxable losses during the year with no impact on the effective tax rate.
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits: (including those incorporated by reference)

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Memorandum and Articles of Association of Aptiv PLC	8-K	3.1	December 18, 2024
4.1	Senior Notes Indenture, dated as of March 10, 2015, among Aptiv PLC, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.1	March 10, 2015
4.2	First Supplemental Indenture, dated as of March 10, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	March 10, 2015
4.3	Second Supplemental Indenture, dated as of November 19, 2015, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	November 19, 2015
4.4	Third Supplemental Indenture, dated as of September 15, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 15, 2016
4.5	Fourth Supplemental Indenture, dated as of September 20, 2016, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 20, 2016
4.6	Fifth Supplemental Indenture, dated as of March 14, 2019, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	March 14, 2019
4.7	Sixth Supplemental Indenture, dated as of November 23, 2021, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	November 23, 2021
4.8	Seventh Supplemental Indenture, dated as of December 27, 2021, among Aptiv PLC, Aptiv Global Financing Limited, the guarantors named therein, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	10-K	4.8	February 8, 2023
4.9	Eighth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	February 18, 2022
4.10	Ninth Supplemental Indenture, dated as of February 18, 2022, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.3	February 18, 2022
4.11	Tenth Supplemental Indenture, dated as of June 11, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	June 11, 2024
4.12	Eleventh Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.3	September 13, 2024
4.13	Twelfth Supplemental Indenture, dated as of December 17, 2024, among Aptiv Irish Holdings Limited (formerly known as Aptiv PLC), as issuer, Aptiv Corporation, Aptiv Global Financing Designated Activity Company, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as the Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.1	December 18, 2024

4.14		Thirteenth Supplemental Indenture, dated as of December 19, 2024, among Aptiv Swiss Holdings Limited, as successor issuer, Aptiv Corporation, Aptiv Global Financing Designated Activity Company, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as the Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Senior Notes	8-K	4.1	December 19, 2024
4.15		Subordinated Notes Indenture, dated as of September 13, 2024, among Aptiv PLC, the guarantors named therein, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent	8-K	4.2	September 13, 2024
4.16		First Supplemental Indenture, dated as of September 13, 2024, among Aptiv PLC, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.4	September 13, 2024
4.17		Second Supplemental Indenture, dates as of December 17, 2024, among Aptiv Irish Holdings Limited (formerly known as Aptiv PLC), as issuer, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.2	December 18, 2024
4.18		Third Supplemental Indenture, dates as of December 19, 2024, among Aptiv Swiss Holdings Limited, as successor issuer, Aptiv Global Financing Designated Activity Company, Aptiv Corporation, Aptiv PLC (formerly known as Aptiv Holdings Limited), Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Registrar, Paying Agent and Authenticating Agent, with respect to the Subordinated Notes	8-K	4.2	December 19, 2024
4.19	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1		Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	1.1	June 25, 2021
10.2		Amendment No. 1, dated as of April 19, 2023, to the Third Amended and Restated Credit Agreement, dated as of June 24, 2021, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	10-Q	10.1	May 4, 2023
10.3	+	Aptiv PLC Executive Severance Plan, effective February 1, 2017	10-K	10.2	February 6, 2017
10.4	+	Aptiv PLC Executive Change in Control Severance Plan, effective February 1, 2017	10-K	10.3	February 6, 2017
10.5	+	Aptiv Corporation Supplemental Executive Retirement Program	S-1	10.13	June 30, 2011
10.6	+	Aptiv Corporation Salaried Retirement Equalization Savings Program	S-1	10.14	June 30, 2011
10.7	+	Offer letter for Kevin P. Clark, dated June 10, 2010	S-1	10.22	June 30, 2011
10.8	+	Offer letter for Joseph R. Massaro, dated September 13, 2013	10-Q	10.1	August 3, 2016
10.9	+	Letter Agreement, dated October 29, 2012, between the Company and Kevin P. Clark	10-Q	10.2	November 1, 2012
10.10	+	Aptiv PLC Long-Term Incentive Plan, as amended and restated	DEF 14A	Appendix B	March 9, 2015
10.11	+	Aptiv PLC Annual Incentive Plan (as Amended and Restated Effective January 1, 2021)	10-Q	10.1	August 5, 2021
10.12	+	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022	10-Q	10.1	May 5, 2022
10.13	+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, as amended and restated, effective 2022	10-Q	10.2	May 5, 2022
10.14	+	Aptiv PLC 2024 Long-Term Incentive Plan	DEF 14A	Appendix B	March 11, 2024
10.15		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and Goldman Sachs International	8-K	10.1	August 2, 2024
10.16		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated August 1, 2024 by and between Aptiv PLC and JPMorgan Chase Bank, N.A.	8-K	10.2	August 2, 2024
10.17		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated December 17, 2024 by and between New Aptiv and Goldman Sachs International	8-K	10.1	December 18, 2024

10.18		Master Confirmation - Accelerated Stock Repurchase Transaction(s) dated December 17, 2024 by and between New Aptiv and JPMorgan Chase Bank, N.A.	8-K	10.2	December 18, 2024
10.19		Term Credit Agreement dated August 19, 2024, by and among Aptiv PLC and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	August 20, 2024
10.20	+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024	10-Q	10.4	October 31, 2024
10.21	+	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2024	10-Q	10.5	October 31, 2024
10.22	+	Form of Non-Employee Director RSU Award Agreement pursuant to Aptiv PLC Long Term Incentive Plan, effective 2024	10-Q	10.6	October 31, 2024
10.23	+	Offer letter for Katherine H. Ramundo, dated December 12, 2020	10-Q	10.4	May 5, 2022
10.24	+	Offer letter for Obed D. Louissaint, dated October 20, 2022	10-Q	10.2	May 2, 2024
10.25	+	Offer letter for Javed Khan, dated June 26, 2024	10-Q	10.1	May 1, 2025
10.26	+	Offer letter for Varun Laroyia, dated November 1, 2024	10-Q	10.2	May 1, 2025
10.27	+	Offer letter for Joseph T. Liotine, dated April 5, 2024	10-Q	10.3	May 1, 2025
10.28	+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2025	10-Q	10.4	May 1, 2025
10.29		Amended and Restated Credit Agreement, dated as of March 31, 2025, among Aptiv PLC, Aptiv Corporation, Aptiv Global Financing Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	March 31, 2025
19	*	Insider Trading Policies and Procedures
21.1	*	Subsidiaries of the Registrant
22	*	List of Guarantor Subsidiaries
23.1	*	Consent of Ernst & Young LLP
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97	February 6, 2024
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

APTIV PLC

/s/ Varun Laroyia
By: Varun Laroyia
Executive Vice President and Chief Financial Officer
Dated: February 6, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 6, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kevin P. Clark	Chair and Chief Executive Officer (Principal Executive Officer)
Kevin P. Clark

/s/ Varun Laroyia	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Varun Laroyia

/s/ Allan J. Brazier	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allan J. Brazier

/s/ Håkan Agnevall	Director
Håkan Agnevall

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Joseph L. Hooley	Director
Joseph L. Hooley

/s/ Vasumati P. Jakkal	Director
Vasumati P. Jakkal

/s/ Merit E. Janow	Director
Merit E. Janow

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Robert K. Ortberg	Director
Robert K. Ortberg

/s/ Colin J. Parris	Director
Colin J. Parris

/s/ Ana G. Pinczuk	Director
Ana G. Pinczuk