Form 10-Q
period 2026-03-31
Aptiv PLC
filed 2026-05-05
CIK 1521332

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
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of May 1, 2026, was 211,620,527.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share amounts)
Net sales	$5,086	$4,825
Operating expenses:
Cost of sales	4,166	3,905
Selling, general and administrative	427	384
Amortization	53	51
Restructuring (Note 7)	62	37
Total operating expenses	4,708	4,377
Operating income	378	448
Interest expense	(89)	(93)
Other expense, net (Note 16)	(4)	—
Income before income taxes and equity loss	285	355
Income tax expense (Note 11)	(81)	(356)
Income (loss) before equity loss	204	(1)
Equity loss, net of tax	(13)	(10)
Net income (loss)	191	(11)
Net income attributable to noncontrolling interest	3	1
Net loss attributable to redeemable noncontrolling interest	(1)	(1)
Net income (loss) attributable to Aptiv	$189	$(11)

Basic net income (loss) per share:
Basic net income (loss) per share attributable to Aptiv	$0.89	$(0.05)
Weighted average number of basic shares outstanding	212.91	230.16

Diluted net income (loss) per share:
Diluted net income (loss) per share attributable to Aptiv	$0.88	$(0.05)
Weighted average number of diluted shares outstanding	213.80	230.16
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net income (loss)	$191	$(11)
Other comprehensive (loss) income:
Currency translation adjustments	(67)	105
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 14)	(12)	62
Employee benefit plans adjustment, net of tax	(1)	—
Net change in unrealized gain on available-for-sale debt securities, net of tax (Note 15)	1	—
Other comprehensive (loss) income	(79)	167
Comprehensive income	112	156
Comprehensive income attributable to noncontrolling interests	4	1
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(3)	3
Comprehensive income attributable to Aptiv	$111	$152
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,173	$1,851
Restricted cash	4	3
Accounts receivable, net of allowance for doubtful accounts of $47 million and $45 million, respectively (Note 2)	3,798	3,477
Inventories (Note 3)	2,746	2,561
Other current assets (Note 4)	999	853
Total current assets	10,720	8,745
Long-term assets:
Property, net	3,685	3,774
Operating lease right-of-use assets	504	501
Investments in affiliates (Note 21)	1,418	1,431
Intangible assets, net (Note 2)	1,940	2,004
Goodwill (Note 2)	4,548	4,596
Other long-term assets (Note 4)	2,388	2,362
Total long-term assets	14,483	14,668
Total assets	$25,203	$23,413
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$102	$81
Accounts payable	3,204	3,157
Accrued liabilities (Note 5)	1,763	1,799
Total current liabilities	5,069	5,037
Long-term liabilities:
Long-term debt (Note 8)	9,248	7,470
Pension benefit obligations	416	430
Long-term operating lease liabilities	394	401
Other long-term liabilities (Note 5)	554	576
Total long-term liabilities	10,612	8,877
Total liabilities	15,681	13,914
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 2)	99	102
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 212,350,194 and 212,746,899 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	3,599	3,619
Retained earnings	6,351	6,227
Accumulated other comprehensive loss (Note 13)	(719)	(641)
Total Aptiv shareholders’ equity	9,233	9,207
Noncontrolling interest	190	190
Total shareholders’ equity	9,423	9,397
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$25,203	$23,413
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income (loss)	$191	$(11)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	197	191
Amortization	53	51
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	4	(18)
Deferred income taxes	(28)	336
Pension and other postretirement benefit expenses	17	11
Loss from equity method investments, net of dividends received	13	10
Loss on extinguishment of debt	5	3
Loss on sale of assets	2	—
Share-based compensation	24	32
Changes in operating assets and liabilities:
Accounts receivable, net	(321)	(288)
Inventories	(185)	(109)
Other assets	(154)	(17)
Accounts payable	133	104
Accrued and other long-term liabilities	(73)	(42)
Other, net	(14)	23
Pension contributions	(9)	(5)
Net cash (used in) provided by operating activities	(143)	273
Cash flows from investing activities:
Capital expenditures	(219)	(197)
Proceeds from sale of property	—	1
Cost of technology investments	—	(12)
Settlement of derivatives	(2)	5
Net cash used in investing activities	(221)	(203)
Cash flows from financing activities:
Net proceeds (repayments) under other short-term debt agreements	13	(279)
Proceeds from credit agreement (net of $14 and $0 issuance costs, respectively)	486	—
Repayment of term loans	—	(250)
Repayment of senior notes	(270)	—
Proceeds from the issuance of senior notes (net of $23 and $0 issuance costs, respectively)	1,577	—
Fees related to modification of debt agreements	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	(4)	—
Repurchase of ordinary shares	(76)	—
Taxes withheld and paid on employees’ restricted share awards	(34)	(19)
Net cash provided by (used in) financing activities	1,692	(553)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5)	10
Increase (decrease) in cash, cash equivalents and restricted cash	1,323	(473)
Cash, cash equivalents and restricted cash at beginning of the period	1,854	1,574
Cash, cash equivalents and restricted cash at end of the period	$3,177	$1,101

	March 31,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$171	$139
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,

		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2026		(in millions)
Balance at January 1, 2026	$102	213	$2	$3,619	$6,227	$(641)	$9,207	$190	$9,397
Net income	—	—	—	—	189	—	189	—	189
Other comprehensive (loss) income	(2)	—	—	—	—	(78)	(78)	1	(77)
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	3	3
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(4)	(4)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(34)	—	—	(34)	—	(34)
Repurchase of ordinary shares	—	(1)	—	(10)	(65)	—	(75)	—	(75)
Share-based compensation	—	—	—	24	—	—	24	—	24
Balance at March 31, 2026	$99	212	$2	$3,599	$6,351	$(719)	$9,233	$190	$9,423

2025
Balance at January 1, 2025	$92	235	$2	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net loss	—	—	—	—	(11)	—	(11)	—	(11)
Other comprehensive income	4	—	—	—	—	163	163	—	163
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	1	1
Taxes withheld on employees’ restricted share award vestings	—	—	—	(19)	—	—	(19)	—	(19)
Repurchase of ordinary shares	—	(12)	—	(107)	(393)	—	(500)	—	(500)
Forward contracts for share repurchases	—	—	—	500	—	—	500	—	500
Share-based compensation	—	1	—	32	—	—	32	—	32
Balance at March 31, 2025	$95	224	$2	$3,372	$6,598	$(1,011)	$8,961	$198	$9,159
See notes to consolidated financial statements.

APTIV PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
General and basis of presentation— “Aptiv PLC,” “Aptiv,” the “Company,” “we,” “us” and “our” refers to Aptiv PLC, a public limited company formed under the laws of Jersey on May 19, 2011, and its consolidated subsidiaries. The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “APTV.”
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Aptiv’s 2025 Annual Report on Form 10-K.
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
In the first quarter of 2026, Aptiv renamed its Advanced Safety and User Experience segment to Intelligent Systems and renamed its Engineered Components Group segment to Engineered Components. In addition, Aptiv realigned the product lines included in its Intelligent Systems segment into two core product lines: Sensors and Compute, and Software and Services. Prior period amounts have been adjusted retrospectively to reflect the change in core product lines, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
Spin-Off of Electrical Distribution Systems business into Versigent—On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent PLC (“Versigent”), by means of a spin-off to its shareholders (the “Separation”). On April 1, 2026, the Company completed the Separation by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent. To effect the Separation, the Company distributed to its shareholders one ordinary share of Versigent for every three Aptiv ordinary shares outstanding as of March 17, 2026. Versigent began trading on the NYSE under the symbol “VGNT” on April 1, 2026. Refer to Note 22. Separation of Electrical Distribution Systems for additional detail.
Commencing with the second Quarterly Report on Form 10-Q of 2026, the Company will present Versigent as a discontinued operation throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Aptiv held no investments in publicly traded equity securities as of March 31, 2026 and December 31, 2025. Aptiv’s non-publicly traded investments totaled $66 million and $65 million as of March 31, 2026 and December 31, 2025, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 21. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As of March 31, 2026, the option had not been exercised by either the Company or the noncontrolling interest holders. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheet. The redeemable noncontrolling interest is adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments are recorded to retained earnings, with a corresponding increase or reduction to net income (loss) attributable to Aptiv. Redeemable noncontrolling interest was $99 million and $102 million as of March 31, 2026 and December 31, 2025, respectively. In the second quarter of 2026, the noncontrolling interest holders exercised their option to sell the remaining 15% of Intercable Automotive at the contractually defined value of approximately $65 million.
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
Net income (loss) per share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income (loss) attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 12. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income (loss) per share.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2026 and December 31, 2025, the Company reported $3,798 million and $3,477 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $47 million and $45 million, respectively. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2026.
Inventories—As of March 31, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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

Intangible assets—Intangible assets were $1,940 million and $2,004 million as of March 31, 2026 and December 31, 2025, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $53 million and $51 million for the three months ended March 31, 2026 and 2025, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The impairment test involves first qualitatively assessing goodwill for impairment (step 0). If the qualitative assessment is not met the Company then performs a quantitative assessment (step 1) by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill allocated to the reporting unit.
When a quantitative assessment is required, the estimated fair value of the Company’s reporting units is primarily determined using discounted cash flow projections. Forecasts of future cash flows are based on management’s best estimates. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit.
In the first quarter of 2026, due to the realignment of the business structure within the Intelligent Systems segment, including how management views and manages this business, we reassessed the composition of our reporting units. As a result of the reassessment, our former Wind River reporting unit is now managed as part of our Intelligent Systems reporting unit. Upon realignment of our reporting units, we tested goodwill related to the impacted reporting units immediately before the reassessment. The Company performed a qualitative assessment (step 0) for its former AS&UX Core reporting unit, concluding that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value remained in excess of its carrying value, and performed a quantitative assessment (step 1) for its former Wind River reporting unit, concluding that its fair value exceeded its carrying value, indicating no goodwill impairment existed. Immediately after the reassessment, the Company performed a quantitative assessment (step 1) for its Intelligent Systems reporting unit, concluding that its fair value exceeded its carrying value, indicating no goodwill impairment existed. The realignment of the Company’s reporting units did not change the composition of our reportable segments.
The Company concluded there were no goodwill impairments during the three months ended March 31, 2026 and 2025. Goodwill was $4,548 million and $4,596 million as of March 31, 2026 and December 31, 2025, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 55% of our total net sales for the three months ended March 31, 2026, which included approximately 11% to an individual Global OEM, and accounted for approximately 55% for the three months ended March 31, 2025, which included approximately 11% to another individual Global OEM. During the three months ended March 31, 2026, our Electrical Distribution Systems segment recognized net sales to each of our ten largest customers, our Intelligent Systems segment recognized net sales to eight of our ten largest customers and our Engineered Components segment recognized net sales to six of our ten largest customers. During the three months ended March 31, 2025, our Electrical Distribution Systems segment and Intelligent Systems segment recognized net sales to each of our ten largest customers, and our Engineered Components segment recognized net sales to nine of our ten largest customers.
Recently adopted accounting pronouncements—Aptiv adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets in the first quarter of 2026. The amendments in this update provide a practical expedient for estimating credit losses for current accounts receivable and current contract assets that arise from transactions accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance did not have a significant impact on Aptiv’s financial statements.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2026	December 31, 2025

	(in millions)
Productive material	$1,702	$1,584
Work-in-process	257	244
Finished goods	787	733
Total	$2,746	$2,561

4. ASSETS
Other current assets consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Value added tax receivable	$277	$175
Prepaid insurance and other expenses	141	137
Reimbursable engineering costs	217	204
Notes receivable	3	5
Income and other taxes receivable	126	107
Deposits to vendors	5	6
Derivative financial instruments (Note 14)	119	133
Capitalized upfront fees (Note 20)	14	14
Contract assets (Note 20)	93	68
Other	4	4
Total	$999	$853
Other long-term assets consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Deferred income taxes, net	$1,853	$1,828
Unamortized Revolving Credit Facility debt issuance costs	15	6
Income and other taxes receivable	75	74
Reimbursable engineering costs	121	114
Value added tax receivable	2	2
Technology investments (Note 21)	66	65
Derivative financial instruments (Note 14)	24	34
Capitalized upfront fees (Note 20)	39	40
Contract assets (Note 20)	87	92
Other	106	107
Total	$2,388	$2,362

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Payroll-related obligations	$426	$393
Employee benefits, including current pension obligations	103	154
Income and other taxes payable	231	240
Warranty obligations (Note 6)	85	103
Restructuring (Note 7)	110	108
Customer deposits	95	90
Derivative financial instruments (Note 14)	—	1
Accrued interest	95	80
Contract liabilities (Note 20)	78	84
Operating lease liabilities	142	142
Other	398	404
Total	$1,763	$1,799
Other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Environmental	$2	$2
Extended disability benefits	3	3
Warranty obligations (Note 6)	15	19
Restructuring (Note 7)	16	14
Payroll-related obligations	12	12
Accrued income taxes	188	203
Deferred income taxes, net	257	260
Contract liabilities (Note 20)	4	6
Other	57	57
Total	$554	$576

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2026. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2026 to be zero to $40 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2026:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$122
Provision for estimated warranties incurred during the period	10
Changes in estimate for pre-existing warranties	2
Settlements	(34)
Accrual balance at end of period	$100

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the three months ended March 31, 2026, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $62 million, of which approximately $33 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $20 million (of which approximately $10 million relates to the Engineered Components segment, approximately $5 million relates to the Electrical Distribution Systems segment and approximately $5 million relates to the Intelligent Systems segment) for programs approved as of March 31, 2026, and are expected to be incurred within the next twelve months.
During the three months ended March 31, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $37 million, of which approximately $13 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment, and approximately $3 million was recognized for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $58 million and $55 million in the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2026 and 2025 by operating segment:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Electrical Distribution Systems	$46	$16
Engineered Components	4	15
Intelligent Systems	12	6
Total	$62	$37

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2026	$122	$—	$122
Provision for estimated expenses incurred during the period	62	—	62
Payments made during the period	(58)	—	(58)
Accrual balance at March 31, 2026	$126	$—	$126

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	$574	$586
4.35%, senior notes, due 2029 (net of $0 and $1 unamortized issuance costs, respectively)	—	265
4.650%, senior notes, due 2029 (net of $3 and $3 unamortized issuance costs, respectively)	398	398
3.25%, senior notes, due 2032 (net of $3 and $4 unamortized issuance costs and $2 and $2 discount, respectively)	712	711
5.150%, senior notes, due 2034 (net of $4 and $4 unamortized issuance costs and $1 and $1 discount, respectively)	511	511
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	855	872
4.40%, senior notes, due 2046 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	297	296
5.40%, senior notes, due 2049 (net of $3 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	346	346
3.10%, senior notes, due 2051 (net of $14 and $15 unamortized issuance costs and $28 and $28 discount, respectively)	1,458	1,457
4.15%, senior notes, due 2052 (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	988	988
5.750%, senior notes, due 2054 (net of $6 and $6 unamortized issuance costs and $3 and $3 discount, respectively)	541	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $6 and $6 unamortized issuance costs, respectively)	494	494
Finance leases and other	104	86
Sub-total	7,278	7,551
Spin-Off Debt: 6.125% Senior Notes due 2031 (net of $11 and $0 unamortized issuance costs, respectively)	789	—
Spin-Off Debt: 6.375% Senior Notes due 2034 (net of $12 and $0 unamortized issuance costs, respectively)	788	—
Spin-Off Debt: Term Loan A, due 2031 (net of $5 and $0 unamortized issuance costs, respectively)	495	—
Total debt	9,350	7,551
Less: current portion	(102)	(81)
Long-term debt	$9,248	$7,470

Credit Agreement
Aptiv PLC and its wholly-owned subsidiaries Aptiv LLC (formerly known as Aptiv Corporation) and Aptiv Global Financing Designated Activity Company (“AGF DAC”) entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). AGF DAC and Aptiv LLC are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings Limited, a wholly-owned subsidiary of the Company (“Aptiv Swiss Holdings”).
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
As of March 31, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2026.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the three months ended March 31, 2025 within other expense, net in the consolidated statements of operations.

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
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem $650 million of 3.15% senior unsecured notes due 2020. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date. In February 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes for cash consideration of approximately $276 million, inclusive of accrued interest through the repayment date, utilizing cash on hand. As a result of the redemption of the 4.35% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $5 million during the three months ended March 31, 2026, within other expense, net in the consolidated statements of operations.
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
On September 13, 2024, Aptiv PLC and AGF DAC together issued $1.65 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $550 million of 4.650% senior unsecured notes due 2029 (the “4.650% Senior Notes”), $550 million of 5.150% senior unsecured notes due 2034 (the “5.150% Senior Notes”) and $550 million of 5.750% senior unsecured notes due 2054 (the “5.750% Senior Notes”) (collectively, the “2024 Senior Notes”). The 2024 Senior Notes are guaranteed by Aptiv LLC. The 4.650% Senior Notes were priced at 99.912% of par, resulting in a yield to maturity of 4.670%; the 5.150% Senior Notes were priced at 99.768% of par, resulting in a yield to maturity of 5.180%; and the 5.750% Senior Notes were priced at 99.476% of par, resulting in a yield to maturity of 5.787%. The proceeds from the 2024 Senior Notes, together with the proceeds from the 2024 Junior Notes, as described below, were utilized to repay a portion of the Bridge Credit Agreement and to redeem the 2.396% Senior Notes, as described above. Aptiv incurred approximately $16 million of issuance costs in connection with the 2024 Senior Notes. Interest on the 2024 Senior Notes is payable semi-annually on March 13 and September 13 (commencing March 13, 2025) of each year to holders of record at the close of business on February 26 or August 29, immediately preceding the interest payment date. In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below, and will recognize a loss on debt extinguishment of approximately $11 million in the second quarter of 2026.
On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of certain senior notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below, and will recognize a gain on debt extinguishment of approximately $59 million in the second quarter of 2026.
Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of March 31, 2026, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of March 31, 2026, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
Indebtedness Related to the Versigent Separation
Versigent, a wholly-owned subsidiary of Aptiv as of March 31, 2026, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the Electrical Distribution Systems business and to issue debt. Cyprium Corporation (“Cyprium U.S.”), a wholly-owned U.S. subsidiary of the Company, and Cyprium Holdings Luxembourg S.a.r.l. (“Cyprium Luxembourg”), a wholly-owned Luxembourg subsidiary of the Company, both of which became wholly-owned subsidiaries of Versigent upon completion of the Separation, were also formed for similar purposes.
Spin-Off Credit Agreement
In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A., which was subsequently amended on March 25, 2026. Approximately $14 million of issuance costs were incurred in connection with the Spin-Off Credit Facilities. The loans available under the Spin-Off Term Loan A Facility were fully drawn as of March 31, 2026. No amounts were drawn under the Spin-Off Revolving Credit Facility as of March 31, 2026.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Spin-Off Credit Agreement, under which borrowings are guaranteed by Versigent and certain of its subsidiaries. Additional subsidiaries of Versigent may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement are jointly and severally guaranteed by each other borrower and by certain of Versigent’s existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors are secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Cyprium U.S. and Cyprium Luxembourg.

Spin-Off Unsecured Senior Notes
On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg (the “Co-Issuers”) issued $1.6 billion in aggregate principal amount of senior unsecured notes in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended, consisting of $800 million aggregate principal amount of 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Spin-Off Senior Notes”). The 2031 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.125%; and the 2034 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest on the Spin-Off Senior Notes is payable semi-annually on April 15 and October 15 of each year. From the date of the Separation, the Spin-Off Senior Notes were guaranteed, jointly and severally, on an unsecured basis, by each of Versigent’s current and future subsidiaries that guarantee the Spin-Off Credit Facilities, as described above. Aptiv incurred approximately $23 million of issuance costs in connection with the Spin-Off Senior Notes offering.
The Co-Issuers used the proceeds from the Spin-Off Senior Notes, together with the proceeds from borrowings under the Spin-Off Term Loan A Facility, to provide funding to Versigent, which Versigent used to pay a cash distribution to Aptiv as described more fully below, with remaining proceeds to be used for general corporate purposes.
Distribution to Aptiv and Completion of Separation
The Company received an initial cash distribution of approximately $1.9 billion from Versigent in connection with the Separation. Versigent financed this cash distribution through the issuance of approximately $2.1 billion of debt, consisting of the Spin-Off Term Loan A Facility and the Spin-Off Senior Notes (collectively, the “Versigent Debt”), as described above. On April 1, 2026, the Versigent Debt was transferred to Versigent. Accordingly, the Versigent debt is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described above.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of March 31, 2026 and December 31, 2025, approximately $104 million and $86 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $71 million and $83 million for the three months ended March 31, 2026 and 2025, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million outstanding through other letter of credit facilities as of March 31, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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

The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2026 and 2025:

	Non-U.S. Plans		U.S. Plans

	Three Months Ended March 31,
	2026	2025	2026	2025

	(in millions)
Service cost	$6	$5	$—	$—
Interest cost	12	10	—	—
Expected return on plan assets	(5)	(4)	—	—
Curtailment loss	4	—	—	—
Net periodic benefit cost	$17	$11	$—	$—
Other postretirement benefit obligations were approximately $1 million at March 31, 2026 and December 31, 2025.

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At March 31, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Income tax expense	$81	$356
Effective tax rate	28%	100%
The Company’s tax rate is affected by the fact that its parent entity is a Swiss resident taxpayer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2026 includes net discrete tax expense of approximately $17 million, primarily related to tax accruals associated with the Separation. The Company’s effective tax rate for the three months ended March 31, 2025 includes net discrete tax expense of approximately $281 million, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves.
Aptiv PLC is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $144 million and $58 million for the three months ended March 31, 2026 and 2025, respectively.
On December 18, 2025, the Swiss Council of States passed a motion preventing the retroactive application of the Organisation for Economic Co-operation and Development (the “OECD”) 2025 Guidance on the Model Rules, as defined below. While this development has no immediate impact on Aptiv’s tax position, we will continue to monitor potential implications for the recoverability of our Swiss deferred tax assets associated with our Swiss tax incentive.
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
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework (the “Framework”) previously adopted by the European Union (the “E.U.”) Member States on December 15, 2022. Jurisdictions that have adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD, may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the year ended December 31, 2025. No other deferred tax assets are impacted by the Guidance.

12. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income (loss) attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2025, the impact of the Company’s share-based compensation plans were anti-dilutive and an insignificant number of underlying ordinary shares were excluded from the diluted net income (loss) per share calculation. For all other periods presented, the calculation of net income (loss) per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income (loss) per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share data)
Numerator:
Net income (loss) attributable to Aptiv	$189	$(11)
Denominator:
Weighted average ordinary shares outstanding, basic	212.91	230.16
Dilutive shares related to restricted stock units	0.89	—
Weighted average ordinary shares outstanding, including dilutive shares	213.80	230.16

Net income (loss) per share attributable to Aptiv:
Basic	$0.89	$(0.05)
Diluted	$0.88	$(0.05)
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
As part of the Company’s share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”). Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately.
During the three months ended March 31, 2026, the Company repurchased approximately 1.0 million of our outstanding ordinary shares for $75 million in the open market.
During the three months ended March 31, 2025, a portion of the ASR Agreements, as described above, were settled and Aptiv received incremental deliveries of approximately 11.7 million ordinary shares. In April 2025, Aptiv received further incremental deliveries of approximately 6.0 million ordinary shares, representing the final settlement of the ASR Agreements. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the three months ended March 31, 2025.
As of March 31, 2026, approximately $2,040 million of share repurchases remained available under the July 2024 share repurchase program. During the period from April 1, 2026 to May 4, 2026, the Company repurchased an additional $48 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,992 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three months ended March 31, 2026 and 2025 are shown below:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(741)	$(1,036)
Aggregate adjustment for the period (1)	(66)	101
Balance at end of period	(807)	(935)

Gains (losses) on derivatives:
Balance at beginning of period	115	(121)
Other comprehensive income before reclassifications (net tax effect of $(4) and $(11))	24	61
Reclassification to income (net tax effect of $6 and $(3))	(36)	1
Balance at end of period	103	(59)

Pension and postretirement plans:
Balance at beginning of period	(15)	(13)
Other comprehensive income before reclassifications (nil net tax effect for all periods presented)	(1)	—
Balance at end of period	(16)	(13)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	—	(4)
Other comprehensive income before reclassifications (nil net tax effect for all periods presented) (2)	1	—
Balance at end of period	1	(4)

Accumulated other comprehensive loss, end of period	$(719)	$(1,011)
(1)Includes gains of $30 million and losses of $50 million for the three months ended March 31, 2026 and 2025, respectively, related to non-derivative net investment hedges. Refer to Note 14. Derivatives and Hedging Activities for further description of these hedges.
(2)Represents change in fair value for the Company’s investments in StradVision, Inc. (“StradVision”), prior to the conversion of the Company’s existing preferred shares in StradVision into common shares during the fourth quarter of 2025, and MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), both of which are foreign currency-denominated investments. Refer to Note 15. Fair Value of Financial Instruments and Note 21. Investments in Affiliates for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2026 and 2025 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statements of Operations
	2026	2025
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$25	$4	Cost of sales
Foreign currency derivatives	17	(8)	Cost of sales
	42	(4)	Income before income taxes
	(6)	3	Income tax expense
	36	(1)	Net income (loss)
	—	—	Net income attributable to noncontrolling interest
	$36	$(1)	Net income (loss) attributable to Aptiv

Total reclassifications for the period	$36	$(1)

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
As of March 31, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	87,976	pounds	$500

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	28,654	MXN	$1,580
Chinese Yuan Renminbi	2,550	RMB	$370
Polish Zloty	795	PLN	$215
Hungarian Forint	24,910	HUF	$75
British Pound	76	GBP	$100
As of March 31, 2026, Aptiv has entered into derivative instruments to hedge cash flows extending out to March 2028.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2026 were $151 million (approximately $128 million, net of tax). Of this total, approximately $121 million of gains are expected to be included in cost of sales within the next 12 months and approximately $30 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the three months ended March 31, 2026 and 2025, the Company paid $2 million and received $5 million, respectively, at settlement related to forward contracts that matured during the respective period. In March 2026, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in June 2026. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended March 31, 2026 and 2025, $30 million of gains and $50 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI. Included in accumulated OCI related to these net investment hedges were cumulative losses of $63 million and $93 million as of March 31, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other expense, net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2026	Balance Sheet Location	March 31, 2026	March 31, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$51	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	76	Other current assets	8	$68
Commodity derivatives	Other long-term assets	16	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	11	Other long-term assets	3	8
Total derivatives designated as hedges		$154		$11

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2025	Balance Sheet Location	December 31, 2025	December 31, 2025

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$63	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	75	Other current assets	7	$68
Commodity derivatives	Other long-term assets	22	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	14	Other long-term assets	2	12
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$174		$10

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments were in a net asset position as of March 31, 2026 and December 31, 2025.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 are as follows:

Three Months Ended March 31, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$7	$25
Foreign currency derivatives	22	17
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$28	$42

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(5)
Total	$(5)

Three Months Ended March 31, 2025	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$32	$4
Foreign currency derivatives	41	(8)
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$72	$(4)

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other expense, net in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

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
As of March 31, 2026 and December 31, 2025, Aptiv was in a net derivative asset position of $143 million and $166 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities for further information regarding derivatives.
Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 21. Investments in Affiliates, the Company owns an investment in Maxieye, which is classified as an available-for-sale debt security due to the Company’s redemption rights. As of March 31, 2026, the carrying value of this investment was $58 million and is included within other long-term assets in the consolidated balance sheets. The fair value measurement of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement. As further described in Note 21. Investments in Affiliates, in October 2025, the Company converted its existing preferred shares in StradVision into common shares (the “Conversion”). Prior to the Conversion, the Company classified its investment in StradVision as an available-for-sale debt security due to the Company’s redemption rights. The fair value measurement of this investment prior to the Conversion was based on significant inputs that were not observable in the market, and was therefore classified as a Level 3 measurement.
Refer to Note 21. Investments in Affiliates for further information regarding these investments.
The below table summarizes the cost, cumulative unrealized gains and losses, which includes the accumulated currency translation adjustments for StradVision prior to the Conversion, as described above, and the estimated fair value of Aptiv’s debt securities held as of March 31, 2026 and December 31, 2025:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of March 31, 2026
Available-for-sale debt securities	$57	$21	$(19)	$59
Total debt securities	$57	$21	$(19)	$59

As of December 31, 2025
Available-for-sale debt securities	$57	$20	$(19)	$58
Total debt securities	$57	$20	$(19)	$58

The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fair value at beginning of period	$58	$161
Additions	—	11
Measurement adjustments	1	—
Fair value at end of period	$59	$172
There were no impairment charges related to these investments during the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, Aptiv had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2026:
Commodity derivatives	$67	$—	$67	$—
Foreign currency derivatives	76	—	76	—
Available-for-sale debt securities	59	—	—	59
Total	$202	$—	$143	$59
As of December 31, 2025:
Commodity derivatives	$85	$—	$85	$—
Foreign currency derivatives	82	—	82	—
Available-for-sale debt securities	58	—	—	58
Total	$225	$—	$167	$58
As of March 31, 2026 and December 31, 2025, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2026:
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—
As of December 31, 2025:
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A, the Versigent Debt and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2026 and December 31, 2025, total debt was recorded at $9,350 million and $7,551 million, respectively, and had estimated fair values of $8,386 million and $6,700 million, respectively. For all other financial instruments recorded at March 31, 2026 and December 31, 2025, fair value approximates book value.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Aptiv recorded non-cash long-lived asset impairment charges of $7 million during the three months ended March 31, 2026 within cost of sales, primarily related to declines in the fair value of certain fixed assets in connection with a planned site exit. Aptiv recorded non-cash long-lived asset impairment charges of $5 million during the three months ended March 31, 2025 within cost of sales, primarily related to declines in the fair value of certain fixed assets in connection with the consolidation of certain business operations. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

16. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Interest income	$11	$11
Loss on extinguishment of debt	(5)	(3)
Components of net periodic benefit cost other than service cost (Note 9)	(11)	(6)
Loss on change in fair value of publicly traded equity securities	—	(2)
Other, net	1	—
Other expense, net	$(4)	$—
As further described in Note 8. Debt, during the three months ended March 31, 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes, resulting in a loss on debt extinguishment of approximately $5 million.

17. ACQUISITIONS AND DIVESTITURES
The Company had no material business acquisitions or divestitures during the three months ended March 31, 2026.
On April 1, 2026, the Company completed the Separation of its Electrical Distribution Systems business into a new publicly traded company, Versigent. Refer to Note 22. Separation of Electrical Distribution Systems for additional detail.
In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Intelligent Systems segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million in the second quarter of 2025, within cost of sales in the consolidated statements of operations. The Company had no other business acquisitions or divestitures for the fiscal year ended December 31, 2025.

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
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2025	38,590	$2	April 2026	41,121	$2	3,653
April 2024	30,497	$2	April 2025	29,199	$2	1,298
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
In addition, in April 2026, Aptiv granted 38,354 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on the date of the grant. The RSUs will vest in April 2027.
Executive Awards
Aptiv has made annual grants of RSUs to its executives each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years. The performance-based RSUs, which make up 60% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 240% (200% prior to 2025) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2025 - 2026 Grants	2022 - 2024 Grants
Average return on invested capital (1)	70%	N/A
Software and adjacent market revenue	30%	N/A
Relative total shareholder return (2)	(3)	33%
Average return on net assets (4)	N/A	33%
Cumulative net income	N/A	33%
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
(3)The performance-based RSUs granted in 2025 and thereafter are subject to a performance modifier based on relative total shareholder return, whereby the ultimate payout level of the performance-based RSUs may be adjusted upwards by 20% if relative total shareholder return is in the upper quartile against a comparable measure of competitor and peer group companies or downwards by 20% if in the bottom quartile for the specified trading days of the performance period as defined above. There will be no adjustment if relative total shareholder return is in the middle quartiles.
(4)Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.

The details of the annual executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2022	0.59	$80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
February 2023	0.79	$99	Annually on anniversary of grant date, 2024 - 2026	December 31, 2025
February 2024	1.12	$94	Annually on anniversary of grant date, 2025 - 2027	December 31, 2026
February 2025	1.88	$130	Annually on anniversary of grant date, 2026 - 2028	December 31, 2027
April 2026 (1)	1.48	$90	Annually on February 28, 2027 - 2029	December 31, 2028
(1)Includes only executives that remained with Aptiv following the Separation.
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
The details of shares issued for vested annual executive grants are as follows:

	Time-Based Awards			Performance-Based Awards
Vesting Date	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes	Ordinary Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Ordinary Shares Withheld to Cover Withholding Taxes
	(dollars in millions)
Q1 2026	666,811	$49	267,741	450,010	$33	190,981
Q1 2025	554,363	$36	224,317	138,010	$9	58,518
A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	3,737	$79.10
Vested	(665)	$81.09
Forfeited	(216)	$74.55
Nonvested, March 31, 2026	2,856	$78.98
Aptiv recognized share-based compensation expense related to these RSUs of $24 million ($21 million, net of tax) and $30 million ($26 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2026 and 2025, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2026, unrecognized compensation expense on a pre-tax basis of approximately $143 million is anticipated to be recognized over a weighted average period of approximately two years. For each of the three months ended March 31, 2026 and 2025, approximately $34 million and $19 million, respectively, of cash was paid and reflected as a financing activity in the consolidated statements of cash flows related to the tax withholding for vested RSUs.
In the second quarter of 2026, in connection with the Separation, the Company adjusted the number of unvested RSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Separation.

19. SEGMENT REPORTING
In connection with the Separation, as further described in Note 22. Separation of Electrical Distribution Systems, in the first quarter of 2025, Aptiv realigned its business into three reportable operating segments: Advanced Safety and User Experience, Engineered Components Group and Electrical Distribution Systems. In the first quarter of 2026, Aptiv renamed its Advanced Safety and User Experience segment to Intelligent Systems and renamed its Engineered Components Group segment to Engineered Components.
Aptiv operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Electrical Distribution Systems, which includes a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 22. Separation of Electrical Distribution Systems, on April 1, 2026, the Company completed the previously announced Separation of the Electrical Distribution Systems business.
•Engineered Components, which includes connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal and data for next-generation applications across multiple end markets.
•Intelligent Systems, which includes platforms and modular offerings, such as intelligent sensors, high-performance compute, and advanced software tools and services.
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

Included below are sales, significant expenses and operating data for Aptiv’s segments for the three months ended March 31, 2026 and 2025.

	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2026:
Sales from external customers	$2,210	$1,448	$1,428	$—	$5,086
Intersegment revenues	2	209	5	(216)	—
Net sales	$2,212	$1,657	$1,433	$(216)	$5,086
Cost of sales	(1,970)	(1,228)	(1,184)	216	(4,166)
Selling, general and administrative	(154)	(161)	(112)	—	(427)
Other segment items (2)	61	3	5	—	69
Segment adjusted operating income	$149	$271	$142	$—	$562
Depreciation and amortization	$62	$113	$75	$—	$250
Equity income (loss), net of tax	$4	$—	$(17)	$—	$(13)
Net income attributable to noncontrolling interest	$3	$—	$—	$—	$3
Net loss attributable to redeemable noncontrolling interest	$—	$(1)	$—	$—	$(1)
Capital expenditures	$66	$98	$44	$11	$219

	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2025:
Sales from external customers	$2,023	$1,381	$1,421	$—	$4,825
Intersegment revenues	1	200	3	(204)	—
Net sales	$2,024	$1,581	$1,424	$(204)	$4,825
Cost of sales	(1,778)	(1,166)	(1,165)	204	(3,905)
Selling, general and administrative	(124)	(148)	(112)	—	(384)
Other segment items (2)	21	7	8	—	36
Segment adjusted operating income	$143	$274	$155	$—	$572
Depreciation and amortization	$57	$112	$73	$—	$242
Equity income (loss), net of tax	$5	$—	$(15)	$—	$(10)
Net income attributable to noncontrolling interest	$1	$—	$—	$—	$1
Net loss attributable to redeemable noncontrolling interest	$—	$(1)	$—	$—	$(1)
Capital expenditures	$28	$121	$41	$7	$197
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

The reconciliations of Segment Adjusted Operating Income to net income (loss) attributable to Aptiv for the three months ended March 31, 2026 and 2025 are as follows:

	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended March 31, 2026:
Segment adjusted operating income	$149	$271	$142	$562
Amortization	(1)	(30)	(22)	(53)
Restructuring	(46)	(4)	(12)	(62)
Separation costs	(57)	—	—	(57)
Other acquisition and portfolio project costs	(1)	(3)	(3)	(7)
Asset impairments	(7)	—	—	(7)
Compensation expense related to acquisitions	—	—	(2)	(2)
Net gain on lease terminations	4	—	—	4
Operating income				378
Interest expense				(89)
Other expense, net				(4)
Income before income taxes and equity loss				285
Income tax expense				(81)
Equity loss, net of tax				(13)
Net income				191
Net income attributable to noncontrolling interest				3
Net loss attributable to redeemable noncontrolling interest				(1)
Net income attributable to Aptiv				$189

	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended March 31, 2025:
Segment adjusted operating income	$143	$274	$155	$572
Amortization	—	(29)	(22)	(51)
Restructuring	(16)	(15)	(6)	(37)
Separation costs	(19)	—	—	(19)
Other acquisition and portfolio project costs	(2)	(2)	(3)	(7)
Asset impairments	—	(5)	—	(5)
Compensation expense related to acquisitions	—	—	(5)	(5)
Operating income				448
Interest expense				(93)
Other expense, net				—
Income before income taxes and equity loss				355
Income tax expense				(356)
Equity loss, net of tax				(10)
Net loss				(11)
Net income attributable to noncontrolling interest				1
Net loss attributable to redeemable noncontrolling interest				(1)
Net loss attributable to Aptiv				$(11)

	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total
	(in millions)
Balance as of March 31, 2026:
Investment in affiliates	$142	$—	$1,276	$—	$1,418
Total segment assets	$6,108	$10,376	$9,846	$(1,127)	$25,203
Balance as of December 31, 2025:
Investment in affiliates	$143	$—	$1,288	$—	$1,431
Total segment assets	$5,575	$10,236	$9,213	$(1,611)	$23,413
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the three months ended March 31, 2026 and 2025. Information concerning geographic market reflects the manufacturing location. In the first quarter of 2026, Aptiv realigned the product lines included in its Intelligent Systems segment into two core product lines: Sensors and Compute, and Software and Services. Prior period amounts have been adjusted retrospectively to reflect the change in core product lines, consistent with the current year presentation.
Revenue by geographic market for the three months ended March 31, 2026 and 2025 is as follows:

For the Three Months Ended March 31, 2026:	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$895	$536	$593	$(90)	$1,934
Europe, Middle East and Africa	510	566	623	(52)	1,647
Asia Pacific	740	523	217	(69)	1,411
South America	67	32	—	(5)	94
Total net sales	$2,212	$1,657	$1,433	$(216)	$5,086

For the Three Months Ended March 31, 2025:	Electrical Distribution Systems	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$821	$512	$536	$(86)	$1,783
Europe, Middle East and Africa	514	504	659	(51)	1,626
Asia Pacific	636	535	229	(63)	1,337
South America	53	30	—	(4)	79
Total net sales	$2,024	$1,581	$1,424	$(204)	$4,825

Revenue by core product line for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Electrical Distribution Systems	$2,212	$2,024

Engineered Components	1,657	1,581

Sensors and Compute	1,304	1,305
Software and Services	145	133
Eliminations	(16)	(14)
Intelligent Systems	1,433	1,424

Eliminations	(216)	(204)

Total net sales	$5,086	$4,825

Contract Balances
Contract liabilities solely consist of deferred revenue. As of March 31, 2026 and December 31, 2025, the balance of contract liabilities was $82 million (of which $78 million was recorded in other current liabilities and $4 million was recorded in other long-term liabilities) and $90 million (of which $84 million was recorded in other current liabilities and $6 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $39 million of revenues recognized during the three months ended March 31, 2026 that were included in the contract liability balance as of December 31, 2025, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of March 31, 2026, the balance of contract assets was $180 million (of which $93 million was recorded in other current assets and $87 million was recorded in other long-term assets). As of December 31, 2025, the balance of contract assets was $160 million (of which $68 million was recorded in other current assets and $92 million was recorded in other long-term assets).
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
Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of March 31, 2026 was approximately $168 million. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2026 and December 31, 2025, Aptiv has recorded $53 million (of which $14 million was classified within other current assets and $39 million was classified within other long-term assets) and $54 million (of which $14 million was classified within other current assets and $40 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $3 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.

21. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 13% to 50%, with the most significant investment being in Motional AD LLC (“Motional”).

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
The investment was reclassified to investments in affiliates in the consolidated balance sheets and is included in the Intelligent Systems segment. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in StradVision was approximately $142 million and $143 million, respectively. As of March 31, 2026 and December 31, 2025, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of StradVision was approximately $140 million and $137 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized, and amortizing intangible assets associated with the investment.
Motional Joint Venture Funding and Ownership Restructuring Transactions
On May 30, 2025, Hyundai Motor Group (“Hyundai”) invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13%. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations.
As of March 31, 2026, the carrying values of the Company’s common equity and preferred equity investments in Motional were $234 million and $899 million, respectively. As of December 31, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $246 million and $899 million, respectively. These investments are recorded within investment in affiliates in the consolidated balance sheets and included in the Intelligent Systems segment. The Company’s preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Investment in TTTech Auto AG
The shareholders of TTTech Auto AG (“TTTech Auto”) closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025 within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
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

The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of March 31, 2026 and December 31, 2025:

Investment Name	Segment	March 31, 2026	December 31, 2025
		(in millions)
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Intelligent Systems	$58	$57
Other investments	Various	8	8
Total technology investments		$66	$65
During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of March 31, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using March 31, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of March 31, 2026, and the satisfaction of customary closing conditions. As of March 31, 2026, the Company’s investment in Maxieye was recorded at $58 million. Refer to Note 15. Fair Value of Financial Instruments for additional information.
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

22. SEPARATION OF ELECTRICAL DISTRIBUTION SYSTEMS
On January 22, 2025, the Company announced its intention to pursue a Separation of its Electrical Distribution Systems business. On April 1, 2026, pursuant to the Separation and Distribution Agreement, the Company transferred to Versigent the assets and liabilities that comprised Versigent’s business and completed the Separation by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent.
Versigent began trading on the NYSE under the symbol “VGNT” on April 1, 2026.
In connection with the Separation, the Company received an initial cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described in Note 8. Debt. Versigent financed this cash distribution through the issuance of the Versigent Debt, as described in Note 8. Debt, which was transferred to Versigent on April 1, 2026, and is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026.
In connection with the Separation, Aptiv and Versigent entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Cross License Agreement and Supply Agreements. The transition services primarily involve Aptiv providing certain services to Versigent related to information technology for terms of up to 24 months following the Separation. In addition, the Company expects to recognize the payment of approximately $50 million in bank-related success fees in the second quarter of 2026 coinciding with completion of the Separation.
During the three months ended March 31, 2026 and 2025, the Company incurred costs of approximately $57 million and $19 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during 2026.
Commencing with the second Quarterly Report on Form 10-Q of 2026, the Company will present Versigent as a discontinued operation throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Aptiv PLC (“Aptiv,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: global and regional economic conditions, including conditions affecting the credit market; global inflationary pressures; uncertainties created by the conflict between Ukraine and Russia, and its impacts to the European and global economies and our operations in each country; uncertainties created by the conflicts in the Middle East, including the Iran war, and their impacts on global economies; fluctuations in interest rates and foreign currency exchange rates; the cyclical nature of global automotive sales and production; the potential disruptions in the supply of and changes in the competitive environment for raw material and other components integral to the Company’s products, including the ongoing semiconductor supply shortage; the Company’s ability to maintain contracts that are critical to its operations; potential changes to beneficial free trade laws and regulations, such as the United States-Mexico-Canada Agreement; the effects of significant increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions; changes to tax laws; future significant public health crises; the ability of the Company to integrate and realize the expected benefits of recent transactions; the ability of the Company to attract, motivate and/or retain key executives; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers; and the ability of the Company to attract and retain customers. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Aptiv disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates

Executive Overview
Our Business
Aptiv is a global industrial technology company focused on enabling a more automated, electrified and digitalized future. We deliver flexible and scalable solutions that support our customers’ transition to an increasingly software-defined future. Our technologies reach from sensor to cloud, including the hardware and software necessary to support automotive and other industries on a global basis. Our Intelligent Systems segment (formerly known as Advanced Safety and User Experience segment) provides advanced software and services, intelligent sensors and high-performance compute platforms; our Engineered Components segment (formerly known as the Engineered Components Group segment) provides connection systems, high-performance interconnects, and cable management and protection solutions; and our Electrical Distribution Systems segment provides low voltage and high voltage power, signal and data distribution.
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
In the first quarter of 2026, Aptiv renamed its Advanced Safety and User Experience segment to Intelligent Systems and renamed its Engineered Components Group segment to Engineered Components. In addition, Aptiv realigned the product lines included in its Intelligent Systems segment into two core product lines: Sensors and Compute, and Software and Services. Prior period amounts have been adjusted retrospectively to reflect the change in core product lines, consistent with the current year presentation, throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
On January 22, 2025, the Company announced its intention to pursue a separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent PLC (“Versigent”), by means of a spin-off to its shareholders (the “Separation”). On April 1, 2026, the Company completed the Separation by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent. To effect the Separation, the Company distributed to its shareholders one ordinary share of Versigent for every three Aptiv ordinary shares outstanding as of March 17, 2026. Versigent began trading on the New York Stock Exchange (“NYSE”) under the symbol “VGNT” on April 1, 2026. During the three months ended March 31, 2026 and 2025, the Company incurred costs of approximately $57 million and $19 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, are primarily related to third party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during 2026. Refer to Note 22. Separation of Electrical Distribution Systems to the consolidated financial statements contained herein for additional information.
Commencing with the second Quarterly Report on Form 10-Q of 2026, the Company will present Versigent as a discontinued operation throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our total net sales during the three months ended March 31, 2026 were $5.1 billion, an increase of 5% compared to the same period of 2025, respectively. Our volumes increased 2% for the three months ended March 31, 2026, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 3% (down 2% on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”).
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
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global automotive vehicle production increased 4% from 2024 to 2025 (1% on an AWM basis), reflecting increased vehicle production of 10% in China and 1% in South America, our smallest region, partially offset by declines of 2% in North America and 1% in Europe.
Economic volatility or weakness in North America, Europe, China or, to a lesser extent, South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, and this trend has continued in 2026. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement (the “USMCA”), increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures have affected and could continue to affect our operations and the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of March 31, 2026 and December 31, 2025. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

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
In March 2020, we completed a transaction with Hyundai Motor Group (“Hyundai”) to form Motional AD LLC (“Motional”), a joint venture focused on the design, development and commercialization of autonomous driving technologies. Although we believe our strategic partnerships position us well in this evolving market, the timeline for commercially viable autonomous vehicles has extended and remains uncertain, resulting in additional funding requirements for Motional.
In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, eliminating any future funding obligations for Aptiv. These transactions were completed in May 2024 and reduced Aptiv’s common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. In May 2025, Hyundai provided additional funding to Motional, further reducing Aptiv’s common equity interest in Motional from 15% as of March 31, 2025 to approximately 13%. Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
Existing free trade laws and regulations, such as the USMCA, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, taxes or non-tariff barriers on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, beginning on April 2, 2025, the U.S. government announced tariffs of at least 10% across imported goods from all countries, with rates even higher for goods from certain countries with a high trade deficit with the U.S. Subsequent to this announcement, a number of other countries announced tariffs on U.S. goods and have negotiated or continue to negotiate trade agreements with the U.S. On February 20, 2026, the U.S. Supreme Court issued a ruling regarding certain tariffs imposed under the International Economic Powers Act (“IEEPA”), invalidating many of the tariffs imposed on U.S. imports in 2025 discussed above.
Although both the impacts of these incremental IEEPA tariffs, along with the corresponding February 2026 U.S. Supreme Court ruling invalidating the tariffs, have not had a significant impact on the Company to date, the future impact of tariffs depends on a number of factors, including their effective date and duration, potential changes in the amount, scope and nature, any retaliatory actions by affected countries and any mitigating actions that may become available, and may be material to the Company. We continue to work with our customers and suppliers to mitigate the impact of any potential tariffs on our results of operations. However, given the uncertainty regarding the scope and duration of tariffs, potential retaliatory measures, and the possibility of additional tariffs or trade barriers by the U.S. or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.

In addition, the government of Mexico implemented country-wide statutory minimum wage increases of approximately 13% (5% in Northern Border Zone) and 12%, effective January 1, 2026 and 2025, respectively. The government of Mexico has indicated it may implement other labor reforms, such as an initiative to shorten the work week from 48 to 40 hours, as early as January 1, 2027, through a gradual reduction of two hours per year. Labor costs have increased significantly in Mexico as a result of this and other labor reform initiatives, necessitating a strategic review of more cost-competitive jurisdictions and a greater acceleration in manufacturing automation. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
The conflict between Ukraine and Russia, the 2026 Iran conflict and the outbreak of other armed conflicts in the Middle East have also created numerous economic uncertainties, including the impact on the global supply chain for raw materials produced in each country and region, increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 20,700 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 11 major technical centers in China, Germany, India, Mexico, Poland, Singapore and the United States. During the year ended December 31, 2025, we invested approximately $1.7 billion (which includes approximately $573 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 11,000 patents and protective rights as of December 31, 2025. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, which, as noted above, co-invest in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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

We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 97% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 31% of the hourly workforce as of March 31, 2026. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $9.5 billion, which includes the issuance of the Versigent Debt, and substantial available liquidity of approximately $6.5 billion consisting of cash and cash equivalents and available financing under our Revolving Credit Facility, Spin-Off Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of March 31, 2026, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
The results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$5,086		$4,825		$261
Cost of sales	4,166		3,905		(261)
Gross margin	920	18.1%	920	19.1%	—
Selling, general and administrative	427		384		(43)
Amortization	53		51		(2)
Restructuring	62		37		(25)
Operating income	378		448		(70)
Interest expense	(89)		(93)		4
Other expense, net	(4)		—		(4)
Income before income taxes and equity loss	285		355		(70)
Income tax expense	(81)		(356)		275
Income (loss) before equity loss	204		(1)		205
Equity loss, net of tax	(13)		(10)		(3)
Net income (loss)	191		(11)		202
Net income attributable to noncontrolling interest	3		1		2
Net loss attributable to redeemable noncontrolling interest	(1)		(1)		—
Net income (loss) attributable to Aptiv	$189		$(11)		$200

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2026 versus March 31, 2025.

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$5,086	$4,825	$261	$53	$148	$60	$—	$261
Total net sales for the three months ended March 31, 2026 increased 5% compared to the three months ended March 31, 2025. Our volumes increased 2% for the period, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 3% (down 2% on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $27 million and favorable foreign currency impacts, primarily related to the Euro.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $261 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,166	$3,905	$(261)	$(52)	$(150)	$(42)	$(17)	$(261)
Gross margin	$920	$920	$—	$1	$(2)	$(42)	$43	$—
Percentage of net sales	18.1%	19.1%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects unfavorable impacts from currency exchange, increased volumes and the impacts of operational performance. Cost of sales was also impacted by the following items in Other above:
•$60 million of increased commodity pass-through cost; partially offset by
•Approximately $15 million of decreased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$427	$384	$(43)
Percentage of net sales	8.4%	8.0%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, separation costs, acquisition and project portfolio costs and selling and marketing expenses. SG&A increased as a percentage of net sales for the three months ended March 31, 2026 compared to 2025, primarily due to an increase of $38 million in Separation costs.

Amortization

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$53	$51	$(2)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three months ended March 31, 2026 and 2025 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$62	$37	$(25)
Percentage of net sales	1.2%	0.8%
The Company recorded employee-related and other restructuring charges totaling approximately $62 million during the three months ended March 31, 2026, of which approximately $33 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment. We expect to make cash payments of approximately $110 million over the next twelve months pursuant to currently implemented restructuring programs.
During the three months ended March 31, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $37 million, of which approximately $13 million was recognized for the initiation of the closure of a European manufacturing site within the Electrical Distribution Systems segment, and approximately $3 million was recognized for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
We expect to continue to incur additional restructuring expense in 2026 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $20 million (of which approximately $10 million relates to the Engineered Components segment, approximately $5 million relates to the Electrical Distribution Systems segment and approximately $5 million relates to the Intelligent Systems segment) for programs approved as of March 31, 2026. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$89	$93	$4
The decrease in interest expense during the three months ended March 31, 2026 compared to 2025 primarily reflects the full repayment of the $600 million Term Loan A in the fourth quarter of 2024 and first quarter of 2025, the full repayment of our European accounts receivable factoring facility in the first half of 2025 and the February 2026 redemption of the $266 million in aggregate principal amount outstanding of 4.35% Senior Notes, partially offset by the issuance of the $1.6 billion in aggregate principal amount of Spin-Off Senior Notes in March 2026.
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$(4)	$—	$(4)
Refer to Note 16. Other Income, net to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$81	$356	$275
The Company’s tax rate is affected by the fact that its parent entity is a Swiss resident taxpayer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2026 includes net discrete tax expense of approximately $17 million, primarily related to tax accruals associated with the Separation. The Company’s effective tax rate for the three months ended March 31, 2025 includes net discrete tax expense of approximately $281 million, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves.
On December 18, 2025, the Swiss Council of States passed a motion preventing the retroactive application of the OECD’s 2025 Guidance on the Model Rules, as defined below. While this development has no immediate impact on Aptiv’s tax position, we will continue to monitor potential implications for the recoverability of our Swiss deferred tax assets associated with our Swiss tax incentive.
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

On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework (the “Framework”) previously adopted by the European Union (the “E.U.”) Member States on December 15, 2022. Jurisdictions that have adopted the Framework, which generally provides for a minimum effective tax rate of 15%, as established by the OECD, may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. As a result, the Company no longer expects to obtain significant benefits from the tax incentive granted to its Swiss subsidiary in 2023. Accordingly, the Company recognized an increase to valuation allowances of $294 million to reduce the related deferred tax asset during the year ended December 31, 2025. No other deferred tax assets are impacted by the Guidance.
Refer to Note 11. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$13	$10	$(3)
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

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Electrical Distribution Systems, which includes a full range of low voltage and high voltage power, signal and data distribution solutions needed to deliver fully integrated, cost-optimized architectures. As described in Note 22. Separation of Electrical Distribution Systems to the consolidated financial statements contained herein, on April 1, 2026, the Company completed the previously announced Separation of the Electrical Distribution Systems business.
•Engineered Components (formerly known as Engineered Components Group), which includes connection systems, high-performance interconnects, and cable management and protection solutions that optimize the distribution of power, signal and data for next-generation applications across multiple end markets.
•Intelligent Systems (formerly known as Advanced Safety and User Experience), which includes platforms and modular offerings, such as intelligent sensors, high-performance compute, and advanced software tools and services.
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

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2026 and 2025 are as follows:

Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$2,212	$2,024	$188	$66	$66	$56	$—	$188
Engineered Components	1,657	1,581	76	2	68	6	—	76
Intelligent Systems	1,433	1,424	9	(12)	21	—	—	9
Eliminations and Other	(216)	(204)	(12)	(3)	(7)	(2)	—	(12)
Total	$5,086	$4,825	$261	$53	$148	$60	$—	$261

Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2026	2025
Electrical Distribution Systems	10.9%	12.2%
Engineered Components	25.9%	26.2%
Intelligent Systems	17.4%	18.2%
Total	18.1%	19.1%
Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Electrical Distribution Systems	$149	$143	$6	$22	$(34)	$18	$6
Engineered Components	$271	$274	$(3)	$(4)	$(7)	$8	$(3)
Intelligent Systems	$142	$155	$(13)	$(17)	$(1)	$5	$(13)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $27 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by the following item included within Other in the table above:
•Approximately $15 million of decreased warranty costs.

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
As of March 31, 2026, we had cash and cash equivalents of $3.2 billion and net debt (defined as outstanding debt less cash and cash equivalents) of $6.2 billion, both of which include the issuance of the Versigent Debt. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2026:

March 31, 2026

(in millions)
Cash and cash equivalents	$3,173
Revolving Credit Facility, unutilized portion (1)	1,998
Spin-Off Revolving Credit Facility, unutilized portion	850
Committed European accounts receivable factoring facility, unutilized portion (2)	518
Total available liquidity	$6,539
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of March 31, 2026.
(2)Based on March 31, 2026 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of March 31, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $3.1 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Spin-Off of Electrical Distribution Systems business into Versigent
On January 22, 2025, the Company announced its intention to pursue a Separation of its Electrical Distribution Systems business. On April 1, 2026, pursuant to the Separation and Distribution Agreement, the Company transferred to Versigent the assets and liabilities that comprised Versigent’s business and completed the Separation by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent.
In connection with the Separation, the Company received an initial cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described in Note 8. Debt to the consolidated financial statements contained herein. Versigent financed this cash distribution through the issuance of approximately $2.1 billion of debt, consisting of the Spin-Off Term Loan A Facility and the Spin-Off Senior Notes (collectively, the “Versigent Debt”), as described below, which was transferred to Versigent on April 1, 2026, and is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026.

In connection with the Separation, Aptiv and Versigent entered into various agreements to effect the Separation and to provide a framework for their relationship following the Separation, which included a Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Cross License Agreement and Supply Agreements. The transition services primarily involve Aptiv providing certain services to Versigent related to information technology for terms of up to 24 months following the Separation. In addition, the Company expects to recognize the payment of approximately $50 million in bank-related success fees in the second quarter of 2026 coinciding with completion of the Separation.
During the three months ended March 31, 2026 and 2025, the Company incurred costs of approximately $57 million and $19 million, respectively, related to the Separation. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during 2026.
Commencing with the second Quarterly Report on Form 10-Q of 2026, the Company will present Versigent as a discontinued operation throughout the consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
As part of the Company’s share repurchase program, on August 1, 2024, the Company entered into ASR agreements with each of Goldman Sachs International and JPMorgan Chase Bank, N.A. to repurchase an aggregate of $3.0 billion of Aptiv’s ordinary shares (the “ASR Agreements”). Under the terms of the ASR Agreements, on August 2, 2024, the Company made an aggregate payment of $3.0 billion and received initial deliveries of approximately 30.8 million ordinary shares with a value of $2.25 billion, which were retired immediately.
During the three months ended March 31, 2026, the Company repurchased approximately 1.0 million of our outstanding ordinary shares for $75 million in the open market.
During the three months ended March 31, 2025, a portion of the ASR Agreements, as described above, were settled and Aptiv received incremental deliveries of approximately 11.7 million ordinary shares. In April 2025, Aptiv received further incremental deliveries of approximately 6.0 million ordinary shares, representing the final settlement of the ASR Agreements. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There was no other share repurchase activity during the three months ended March 31, 2025.
As of March 31, 2026, approximately $2,040 million of share repurchases remained available under the July 2024 share repurchase program. During the period from April 1, 2026 to May 4, 2026, the Company repurchased an additional $48 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,992 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Acquisitions, Divestitures and Other Transactions
The Company had no material business acquisitions or divestitures during the three months ended March 31, 2026.
Electrical Distribution Systems Spin-Off —As described above, on April 1, 2026, the Company completed the Separation of its Electrical Distribution Systems business into a new publicly traded company, Versigent. In connection with the Separation, the Company received an initial cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to repay certain of its debt obligations, as described in Note 8. Debt to the consolidated financial statements contained herein.

Other —In April 2025, one of Aptiv’s wholly-owned subsidiaries completed the sale of certain assets (net of certain liabilities) that were previously reported within the Intelligent Systems segment for net cash proceeds of approximately $4 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $5 million in the second quarter of 2025, within cost of sales in the consolidated statements of operations. The Company had no other business acquisitions or divestitures for the fiscal year ended December 31, 2025.
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
Prior to the Conversion, due to the Company’s redemption rights, the Company’s investment in StradVision was classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The fair value of the available-for-sale debt security on the Conversion date was approximately $149 million. Following the Conversion, Aptiv began accounting for its investment in StradVision under the equity method. The investment was reclassified to investments in affiliates in the consolidated balance sheets and is included in the Intelligent Systems segment.
Motional Joint Venture Funding and Ownership Restructuring Transactions—On May 30, 2025, Hyundai invested approximately $440 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 15% as of March 31, 2025 to approximately 13%. As a result of this transaction, the Company recognized a gain of approximately $33 million (approximately $0.15 per diluted share) during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations.
Investment in TTTech Auto AG—The shareholders of TTTech Auto AG (“TTTech Auto”) closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
Technology Investments—During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of March 31, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using March 31, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of March 31, 2026, and the satisfaction of customary closing conditions.
Refer to Note 21. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
Intercable Automotive—In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. In the second quarter of 2026, the noncontrolling interest holders exercised their option to sell the remaining 15% of Intercable Automotive at the contractually defined value of approximately $65 million.

Credit Agreement
Aptiv PLC and its wholly-owned subsidiaries Aptiv LLC (formerly known as Aptiv Corporation) and Aptiv Global Financing Designated Activity Company (“AGF DAC”) entered into a credit agreement (the “Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), under which it maintains a senior unsecured credit facility currently consisting of a revolving credit facility of $2 billion (the “Revolving Credit Facility”). AGF DAC and Aptiv LLC are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings Limited, a wholly-owned subsidiary of the Company (“Aptiv Swiss Holdings”).
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
As of March 31, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2026.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	March 31, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of March 31, 2026.
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
During the fourth quarter of 2024, the Company repaid $350 million of the outstanding principal balance on the Term Loan A, utilizing cash on hand. During the first quarter of 2025, the Company fully repaid the remaining outstanding principal balance of $250 million on the Term Loan A utilizing cash on hand, and recognized a loss on debt extinguishment of approximately $2 million during the three months ended March 31, 2025 within other expense, net in the consolidated statements of operations.

The Term Loan A had a maturity date of August 19, 2027. Prior to its repayment, borrowings under the Term Loan A Credit Agreement were prepayable at Aptiv’s option without premium or penalty. No principal payment was required until the maturity date.
Indebtedness Related to the Versigent Separation
Versigent, a wholly-owned subsidiary of Aptiv as of March 31, 2026, was formed in connection with the Separation as a holding company to directly or indirectly own substantially all of the operating subsidiaries of the Electrical Distribution Systems business and to issue debt. Cyprium Corporation (“Cyprium U.S.”), a wholly-owned U.S. subsidiary of the Company, and Cyprium Holdings Luxembourg S.a.r.l. (“Cyprium Luxembourg”), a wholly-owned Luxembourg subsidiary of the Company, both of which became wholly-owned subsidiaries of Versigent upon completion of the Separation, were also formed for similar purposes.
Spin-Off Credit Agreement—In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A., which was subsequently amended on March 25, 2026. Approximately $14 million of issuance costs were incurred in connection with the Spin-Off Credit Facilities. The loans available under the Spin-Off Term Loan A Facility were fully drawn as of March 31, 2026. No amounts were drawn under the Spin-Off Revolving Credit Facility as of March 31, 2026.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Spin-Off Credit Agreement, under which borrowings are guaranteed by Versigent and certain of its subsidiaries. Additional subsidiaries of Versigent may be added as co-borrowers or guarantors under the Spin-Off Credit Agreement from time to time on the terms and conditions set forth in the Spin-Off Credit Agreement. The obligations of each borrower under the Spin-Off Credit Agreement are jointly and severally guaranteed by each other borrower and by certain of Versigent’s existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors are secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Cyprium U.S. and Cyprium Luxembourg.
Spin-Off Unsecured Senior Notes—On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg (the “Co-Issuers”) issued $1.6 billion in aggregate principal amount of senior unsecured notes in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended, consisting of $800 million aggregate principal amount of 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Spin-Off Senior Notes”). The 2031 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.125%; and the 2034 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest on the Spin-Off Senior Notes is payable semi-annually on April 15 and October 15 of each year. From the date of the Separation, the Spin-Off Senior Notes were guaranteed, jointly and severally, on an unsecured basis, by each of Versigent’s current and future subsidiaries that guarantee the Spin-Off Credit Facilities, as described above. Aptiv incurred approximately $23 million of issuance costs in connection with the Spin-Off Senior Notes offering.
The Co-Issuers used the proceeds from the Spin-Off Senior Notes, together with the proceeds from borrowings under the Spin-Off Term Loan A Facility, to provide funding to Versigent, which Versigent used to pay a cash distribution to Aptiv as described above, with remaining proceeds to be used for general corporate purposes.

As of March 31, 2026, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$575	1.60%	September 2016	September 2028	September 15
$401	4.65%	September 2024	September 2029	March 13 and September 13
$717	3.25%	February 2022	March 2032	March 1 and September 1
$516	5.15%	September 2024	September 2034	March 13 and September 13
$863	4.25%	June 2024	June 2036	June 11
$300	4.40%	September 2016	October 2046	April 1 and October 1
$350	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$1,000	4.15%	February 2022	May 2052	May 1 and November 1
$550	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
$800	6.125% (2)	March 2026	April 2031	April 15 and October 15
$800	6.375% (2)	March 2026	April 2034	April 15 and October 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.
(2)Represents Spin-Off unsecured senior notes.
On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of certain senior notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above, and will recognize a gain on debt extinguishment of approximately $59 million in the second quarter of 2026.
In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above, and will recognize a loss on debt extinguishment of approximately $11 million in the second quarter of 2026.
Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of March 31, 2026, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
Guarantor Summarized Financial Information
As further described in Note 8. Debt to the consolidated financial statements contained herein, Aptiv LLC and AGF DAC are each borrowers under the Credit Agreement, under which such borrowings would be guaranteed by each of the other borrowers, Aptiv PLC and Aptiv Swiss Holdings. Aptiv Swiss Holdings issued the 2016 Euro-denominated Senior Notes, 2016 Senior Notes, 2019 Senior Notes and 2021 Senior Notes. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv Swiss Holdings. AGF DAC was added as a joint and several co-issuer of the 2021 Senior Notes in December 2021, effective as of the date of issuance. Aptiv Swiss Holdings and Aptiv LLC jointly issued the 2022 Senior Notes, which are guaranteed by AGF DAC. In 2024, Aptiv Swiss Holdings and AGF DAC co-issued the 2024 Euro-denominated Senior Notes, the 2024 Senior Notes, and the 2024 Junior Notes, which are all guaranteed by Aptiv LLC. In December 2024, Aptiv PLC was added as a guarantor. Together, Aptiv PLC, Aptiv LLC, AGF DAC and Aptiv Swiss Holdings comprise the “Obligor Group.” All other consolidated direct and indirect subsidiaries of Aptiv PLC are not subject to any guarantee under any series of notes outstanding (the “Non-Guarantors”). The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor.

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

Obligor Group

Three Months Ended March 31, 2026	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$50
Net loss	$(6)
Net loss attributable to Aptiv	$(6)

As of March 31, 2026:
Current assets (1)	$7,165
Long-term assets (1)	$782
Current liabilities (2)	$5,021
Long-term liabilities (2)	$7,394
Noncontrolling interest	$—

As of December 31, 2025:
Current assets (1)	$5,827
Long-term assets (1)	$840
Current liabilities (2)	$5,673
Long-term liabilities (2)	$7,687
Noncontrolling interest	$—
(1)Includes current assets of $4,976 million and $4,858 million, and long-term assets of $754 million and $770 million, due from Non-Guarantors as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes current liabilities of $4,925 million and $5,577 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of March 31, 2026 and December 31, 2025, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of March 31, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. No amounts were drawn on the Revolving Credit Facility during the three months ended March 31, 2026.
Finance leases and other—As of March 31, 2026 and December 31, 2025, approximately $104 million and $86 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million outstanding through other letter of credit facilities as of March 31, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Operating activities—Net cash used in operating activities totaled $143 million for the three months ended March 31, 2026. Net cash provided by operating activities totaled $273 million for the three months ended March 31, 2025. Cash flows used in operating activities for the three months ended March 31, 2026 consisted primarily of net income of $191 million, increased by $272 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, offset by $619 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2025 consisted primarily of net losses of $11 million, increased by $256 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, and by $336 million for non-cash changes in deferred income taxes, partially offset by $352 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $221 million and $203 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows used in investing activities for the three months ended March 31, 2026 and 2025 primarily consisted of capital expenditures.
Financing activities—Net cash provided by financing activities totaled $1,692 million for the three months ended March 31, 2026. Net cash used in financing activities totaled $553 million for the three months ended March 31, 2025. Cash flows provided by financing activities for the three months ended March 31, 2026 primarily included proceeds of $1,577 million from the Spin-Off Senior Notes, net of issuance costs, and $486 million from the Spin-Off Term Loan A Facility, net of issuance costs, partially offset by $270 million for the repayment of senior notes and $76 million paid to repurchase ordinary shares. Cash flows used in financing activities for the three months ended March 31, 2025 primarily included $279 million in repayments under short-term debt agreements and $250 million for the repayment of the Term Loan A.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 14. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of March 31, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment-related and environmental matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2026, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
January 1, 2026 to January 31, 2026	—	$—	—	$2,115
February 1, 2026 to February 28, 2026	151,863	$76.04	151,863	$2,104
March 1, 2026 to March 31, 2026	896,574	$71.04	896,574	$2,040
Total	1,048,437	$71.76	1,048,437

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the first quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. See Note 2 below.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Katherine H. Ramundo, Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary (2)	Adoption	2/7/2026	1/27/2027	Sale of up to 13,000 ordinary shares
Allan J. Brazier, Senior Vice President and Chief Accounting Officer (2)	Adoption	2/23/2026	11/13/2026	Sale of up to 14,440 ordinary shares
Obed D. Louissaint, Executive Vice President and Chief People Officer (2)	Adoption	3/13/2026	1/29/2027	Sale of up to 17,000 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
(2)In connection with the Separation, this plan, along with all other active trading plans, were amended solely with respect to the price to reflect an appropriate adjustment given the change in stock price due to the Separation.
During the first quarter of 2026, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1		Separation and Distribution Agreement, dated as of March 30, 2026, by and between Aptiv PLC and Versigent Limited.	8-K	2.1	April 1, 2026
22	*	List of Guarantor Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 5, 2026