Form 10-Q
period 2026-06-30
Aptiv PLC
filed 2026-08-04
CIK 1521332

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 31, 2026, was 207,633,331.

APTIV PLC
INDEX

		Page
Part I - Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	3
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	4
	Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	6
	Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	10
	Cautionary Statement Regarding Forward Looking Information	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	80

Part II - Other Information
Item 1.	Legal Proceedings	81
Item 1A.	Risk Factors	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 5.	Other Information	81
Item 6.	Exhibits	82

Signatures		83

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net sales	$3,274	$3,199	$6,306	$6,186
Operating expenses:
Cost of sales	2,499	2,468	4,861	4,784
Selling, general and administrative	332	327	660	636
Amortization	52	52	104	103
Restructuring (Note 7)	24	27	40	49
Total operating expenses	2,907	2,874	5,665	5,572
Operating income	367	325	641	614
Interest expense	(62)	(92)	(146)	(185)
Other income, net (Note 15)	58	15	55	19
Net gain on equity method transactions (Note 20)	3	46	3	46
Income from continuing operations before income taxes and equity loss	366	294	553	494
Income tax expense (Note 10)	(52)	(16)	(94)	(342)
Income from continuing operations before equity loss	314	278	459	152
Equity loss, net of tax	(17)	(14)	(34)	(29)
Income from continuing operations	297	264	425	123
(Loss) income from discontinued operations, net of tax (Note 21)	(50)	133	13	263
Net income	247	397	438	386
Net income attributable to noncontrolling interest	—	5	3	6
Net loss attributable to redeemable noncontrolling interest	(1)	(1)	(2)	(2)
Net income attributable to Aptiv	$248	$393	$437	$382

Amounts attributable to Aptiv:
Income from continuing operations	$298	$265	$427	$125
(Loss) income from discontinued operations	(50)	128	10	257
Net income	$248	$393	$437	$382

Basic net income (loss) per share:
Continuing operations	$1.41	$1.21	$2.02	$0.56
Discontinued operations	(0.24)	0.59	0.04	1.15
Basic net income per share attributable to Aptiv	$1.17	$1.80	$2.06	$1.71
Weighted average number of basic shares outstanding	211.56	217.73	211.84	223.91

Diluted net income (loss) per share:
Continuing operations	$1.40	$1.21	$2.01	$0.55
Discontinued operations	(0.23)	0.59	0.05	1.15
Diluted net income per share attributable to Aptiv	$1.17	$1.80	$2.06	$1.70
Weighted average number of diluted shares outstanding	212.10	218.11	212.53	224.32
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net income	$247	$397	$438	$386
Other comprehensive (loss) income:
Currency translation adjustments	(31)	228	(98)	333
Net change in unrecognized gain on derivative instruments, net of tax (Note 13)	7	71	(5)	133
Employee benefit plans adjustment, net of tax	1	(1)	—	(1)
Net change in unrealized gain on available-for-sale debt securities, net of tax (Note 14)	1	9	2	9
Other comprehensive (loss) income	(22)	307	(101)	474
Comprehensive income	225	704	337	860
Comprehensive income attributable to noncontrolling interests	—	6	4	7
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(2)	8	(5)	11
Comprehensive income attributable to Aptiv	$227	$690	$338	$842
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$761	$1,575
Restricted cash	4	3
Accounts receivable, net of allowance for doubtful accounts of $29 million and $28 million, respectively (Note 2)	2,434	1,910
Inventories (Note 3)	2,038	1,789
Other current assets (Note 4)	766	627
Current assets of discontinued operations (Note 21)	—	2,841
Total current assets	6,003	8,745
Long-term assets:
Property, net	2,756	2,872
Operating lease right-of-use assets	305	331
Investments in affiliates (Note 20)	1,255	1,288
Intangible assets, net (Note 2)	1,875	1,997
Goodwill (Note 2)	3,937	4,008
Other long-term assets (Note 4)	1,865	1,816
Long-term assets of discontinued operations (Note 21)	—	2,356
Total long-term assets	11,993	14,668
Total assets	$17,996	$23,413
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$23	$23
Accounts payable	1,910	1,623
Accrued liabilities (Note 5)	1,042	1,191
Current liabilities of discontinued operations (Note 21)	—	2,200
Total current liabilities	2,975	5,037
Long-term liabilities:
Long-term debt (Note 8)	5,331	7,467
Pension benefit obligations	212	212
Long-term operating lease liabilities	241	270
Other long-term liabilities (Note 5)	484	479
Long-term liabilities of discontinued operations (Note 21)	—	449
Total long-term liabilities	6,268	8,877
Total liabilities	9,243	13,914
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 2)	—	102
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 208,365,500 and 212,746,899 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	3,613	3,619
Retained earnings	5,578	6,227
Accumulated other comprehensive loss (Note 12)	(440)	(641)
Total Aptiv shareholders’ equity	8,753	9,207
Noncontrolling interest	—	190
Total shareholders’ equity	8,753	9,397
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$17,996	$23,413
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$438	$386
Income from discontinued operations, net of tax	13	263
Income from continuing operations	425	123
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	280	276
Amortization	104	103
Amortization of deferred debt issuance costs	4	5
Restructuring expense, net of cash paid	(14)	(9)
Deferred income taxes	(32)	309
Pension and other postretirement benefit expenses	10	11
Loss from equity method investments, net of dividends received	34	29
(Gain) loss on extinguishment of debt	(39)	3
Loss (gain) on sale of assets	1	(6)
Share-based compensation	50	64
Net gain on equity method transactions	(3)	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(314)	(204)
Inventories	(230)	(108)
Other assets	(204)	(93)
Accounts payable	144	163
Accrued and other long-term liabilities	(136)	(106)
Other, net	9	19
Pension contributions	(7)	(2)
Net cash provided by operating activities from continuing operations	82	531
Net cash (used in) provided by operating activities from discontinued operations	(133)	252
Net cash (used in) provided by operating activities	(51)	783
Cash flows from investing activities:
Capital expenditures	(278)	(267)
Proceeds from sale of property	2	2
Proceeds from asset sale	—	4
Proceeds from sale of technology investments	—	1
Cost of technology investments	—	(42)
Acquisition of redeemable noncontrolling interest	(67)	—
Proceeds from the sale of equity method investments	—	164
Settlement of derivatives	(3)	5
Net cash used in investing activities from continuing operations	(346)	(133)
Net cash used in investing activities from discontinued operations	(66)	(79)
Net cash used in investing activities	(412)	(212)
See notes to consolidated financial statements.

APTIV PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2026	2025

	(in millions)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(5)	(324)
Repayment of term loans	—	(250)
Repayment of senior notes	(2,054)	—
Fees related to modification of debt agreements	—	(5)
Dividend received from spin-off of Versigent	1,920	—
Cash transferred to Versigent related to spin-off	(282)	—
Repurchase of ordinary shares	(322)	—
Taxes withheld and paid on employees’ restricted share awards	(32)	(17)
Net cash used in financing activities from continuing operations	(775)	(596)
Net cash provided by (used in) financing activities from discontinued operations	150	(136)
Net cash used in financing activities	(625)	(732)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1)	36
Decrease in cash, cash equivalents and restricted cash	(1,089)	(125)
Cash, cash equivalents and restricted cash at beginning of the period	1,854	1,574
Cash, cash equivalents and restricted cash at end of the period	$765	$1,449
Cash, cash equivalents and restricted cash of discontinued operations	$—	$328
Cash, cash equivalents and restricted cash of continuing operations	$765	$1,121

	June 30,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$116	$122
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30,

		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2026		(in millions)
Balance at March 31, 2026	$99	212	$2	$3,599	$6,351	$(719)	$9,233	$190	$9,423
Net income	—	—	—	—	248	—	248	—	248
Other comprehensive loss	(1)	—	—	—	—	(21)	(21)	—	(21)
Net loss attributable to noncontrolling interest	(1)	—	—	—	—	—	—	—	—
Taxes withheld on employees’ restricted share award vestings	—	—	—	(2)	—	—	(2)	—	(2)
Repurchase of ordinary shares	—	(4)	—	(37)	(213)	—	(250)	—	(250)
Distribution of Versigent	—	—	—	—	(2,701)	293	(2,408)	(190)	(2,598)
Dividend received from spin-off of Versigent	—	—	—	—	1,893	—	1,893	—	1,893
Acquisition of redeemable noncontrolling interest (Note 16)	(97)	—	—	23	—	7	30	—	30
Share-based compensation	—	—	—	30	—	—	30	—	30
Balance at June 30, 2026	$—	208	$2	$3,613	$5,578	$(440)	$8,753	$—	$8,753

2025
Balance at March 31, 2025	$95	224	$2	$3,372	$6,598	$(1,011)	$8,961	$198	$9,159
Net income	—	—	—	—	393	—	393	—	393
Other comprehensive income	9	—	—	—	—	297	297	1	298
Net (loss) income attributable to noncontrolling interest	(1)	—	—	—	—	—	—	5	5
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(22)	(22)
Repurchase of ordinary shares	—	(6)	—	(56)	(194)	—	(250)	—	(250)
Forward contracts for share repurchases	—	—	—	250	—	—	250	—	250
Share-based compensation	—	—	—	39	—	—	39	—	39
Balance at June 30, 2025	$103	218	$2	$3,605	$6,797	$(714)	$9,690	$182	$9,872
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30,

		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2026		(in millions)
Balance at January 1, 2026	$102	213	$2	$3,619	$6,227	$(641)	$9,207	$190	$9,397
Net income	—	—	—	—	437	—	437	—	437
Other comprehensive (loss) income	(3)	—	—	—	—	(99)	(99)	1	(98)
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	3	3
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(4)	(4)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(36)	—	—	(36)	—	(36)
Repurchase of ordinary shares	—	(5)	—	(47)	(278)	—	(325)	—	(325)
Distribution of Versigent	—	—	—	—	(2,701)	293	(2,408)	(190)	(2,598)
Dividend received from spin-off of Versigent	—	—	—	—	1,893	—	1,893	—	1,893
Acquisition of redeemable noncontrolling interest (Note 16)	(97)	—	—	23	—	7	30	—	30
Share-based compensation	—	—	—	54	—	—	54	—	54
Balance at June 30, 2026	$—	208	$2	$3,613	$5,578	$(440)	$8,753	$—	$8,753

2025
Balance at January 1, 2025	$92	235	$2	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net income	—	—	—	—	382	—	382	—	382
Other comprehensive income	13	—	—	—	—	460	460	1	461
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	6	6
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(22)	(22)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(19)	—	—	(19)	—	(19)
Repurchase of ordinary shares	—	(18)	—	(163)	(587)	—	(750)	—	(750)
Forward contracts for share repurchases	—	—	—	750	—	—	750	—	750
Share-based compensation	—	1	—	71	—	—	71	—	71
Balance at June 30, 2025	$103	218	$2	$3,605	$6,797	$(714)	$9,690	$182	$9,872
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
On April 1, 2026 (the “Distribution Date”), the Company completed the separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent PLC (“Versigent”), by means of a spin-off to its shareholders (the “Separation”) by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent. To effect the Separation, the Company distributed to its shareholders one ordinary share of Versigent for every three Aptiv ordinary shares outstanding as of March 17, 2026. Versigent began trading on the NYSE under the symbol “VGNT” on April 1, 2026. Versigent’s historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 21. Discontinued Operations.
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
Nature of operations—Aptiv is a global industrial technology company delivering advanced solutions across automotive, commercial vehicle, aerospace and defense, telecom and datacom, and other diversified industrial end markets. Our differentiated portfolio enables devices and systems to sense, think, act, and continuously optimize performance. Building on decades of innovation, Aptiv brings global scale and a resilient, localized value chain to customers across the globe. Aptiv operates manufacturing facilities and technical centers utilizing a regional service model that enables the Company to efficiently and effectively serve its global customers from best cost countries.

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

Aptiv held no investments in publicly traded equity securities as of June 30, 2026 and December 31, 2025. Aptiv’s non-publicly traded investments totaled $67 million and $65 million as of June 30, 2026 and December 31, 2025, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 20. Investments in Affiliates for further information regarding Aptiv’s investments.
In 2022, the Company acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”). Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheets. The redeemable noncontrolling interest was adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments were recorded to retained earnings, with a corresponding increase or reduction to net income (loss) attributable to Aptiv. In June 2026, the noncontrolling interest holders exercised their option to sell the remaining 15% of Intercable Automotive at the contractually defined value of approximately $67 million. The transaction closed on June 30, 2026. As a result, Aptiv owned 100% of the equity interest in Intercable Automotive as of June 30, 2026, and no redeemable noncontrolling interest remained. Redeemable noncontrolling interest was $102 million as of December 31, 2025.
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
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. The Company's revenue is primarily generated from the sale of manufactured production parts, wherein there is a single performance obligation. Transfer of control and revenue recognition for the Company’s sales of production parts generally occurs upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms. Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Refer to Note 19. Revenue for further detail of the Company’s accounting for its revenue from sales of production parts.
Customer contracts for software licenses are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from software licenses and professional software services is generally recognized at a point in time upon delivery or when the services are provided. Revenue from post delivery support and maintenance for software contracts is generally recognized over time on a ratable basis over the contract term. Certain software license contracts contain multiple performance obligations, for which the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct performance obligation in the contract. The standalone selling prices are generally determined based on observable inputs, such as the prices of standalone sales and historical contract pricing. Under certain of these arrangements, timing may differ between revenue recognition and billing. Refer to Note 19. Revenue for further detail of the Company’s accounting for its revenue from contracts with customers, including contract balances associated with software sales.
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

Aptiv collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Aptiv reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 19. Revenue for further information.
Net income per share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income (loss) attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. Refer to Note 11. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income (loss) per share.
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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of June 30, 2026 and December 31, 2025, the Company reported $2,434 million and $1,910 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $29 million and $28 million, respectively. Changes in the allowance for doubtful accounts were not material for the six months ended June 30, 2026.
Inventories—As of June 30, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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

Intangible assets—Intangible assets were $1,875 million and $1,997 million as of June 30, 2026 and December 31, 2025, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $52 million and $104 million for the three and six months ended June 30, 2026, respectively, and $52 million and $103 million for the three and six months ended June 30, 2025, respectively, which includes the impact of any intangible asset impairment charges recorded during the period.
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
The Company concluded there were no goodwill impairments during the six months ended June 30, 2026 and 2025. Goodwill was $3,937 million and $4,008 million as of June 30, 2026 and December 31, 2025, respectively.
Discontinued operations—The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company’s operations and financial results. On April 1, 2026, the Company completed the Separation of its former Electrical Distribution Systems segment by means of a spin-off into Versigent, a new, independent, public company. Accordingly, the assets and liabilities, operating results and cash flows for the previously reported Electrical Distribution Systems segment are presented as discontinued operations separate from the Company’s continuing operations and segment results for all periods presented throughout the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted. Amounts for shared operating expenses that were allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company's reportable operating segments. Refer to Note 21. Discontinued Operations for further information regarding the Company’s discontinued operations.

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
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. As it relates to changes in accumulated other comprehensive income (loss), the Company’s policy is to release tax effects from accumulated other comprehensive income (loss) when the underlying components affect earnings. Refer to Note 10. Income Taxes for additional information.
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
Defined benefit plans—Certain of Aptiv’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The obligations for these plans are recorded over the requisite service period. The Company recognized net periodic benefit cost of $5 million and $6 million during the three months ended June 30, 2026 and 2025, respectively, and $10 million and $11 million during the six months ended June 30, 2026 and 2025, respectively.
Customer concentrations—We sell our products and services to the major global automotive OEMs in every region of the world. Our ten largest customers accounted for approximately 44% and 41% of our total net sales for the three and six months ended June 30, 2026, respectively, which included approximately 10% and 11%, respectively, to an individual Global OEM. Our ten largest customers accounted for approximately 40% and 40% for the three and six months ended June 30, 2025, respectively, which included approximately 12% and 12%, respectively, to an individual Global OEM. During the three and six months ended June 30, 2026, our Intelligent Systems segment recognized net sales to nine of our ten largest customers and our Engineered Components segment recognized net sales to each of our ten largest customers. During the three and six months ended June 30, 2025, our Intelligent Systems segment recognized net sales to each of our ten largest customers, and our Engineered Components segment recognized net sales to nine of our ten largest customers.
Retrospective changes—Following the completion of the Separation of the Company’s Electrical Distribution Systems segment by means of a spin-off on April 1, 2026, the Electrical Distribution Systems segment has been classified as a discontinued operation. Prior period information has been reclassified to present this business as a discontinued operation for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented throughout the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted. Refer to Note 21. Discontinued Operations for further information regarding the Company’s discontinued operations.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2026	December 31, 2025

	(in millions)
Productive material	$1,379	$1,202
Work-in-process	159	146
Finished goods	500	441
Total	$2,038	$1,789

4. ASSETS
Other current assets consisted of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Value added tax receivable	$202	$113
Prepaid insurance and other expenses	108	105
Reimbursable engineering costs	194	192
Notes receivable	3	5
Income and other taxes receivable	88	85
Deposits to vendors	4	5
Derivative financial instruments (Note 13)	44	44
Capitalized upfront fees (Note 19)	13	7
Contract assets (Note 19)	107	68
Other	3	3
Total	$766	$627

Other long-term assets consisted of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Deferred income taxes, net	$1,447	$1,411
Unamortized Revolving Credit Facility debt issuance costs	6	6
Income and other taxes receivable	61	64
Reimbursable engineering costs	103	94
Value added tax receivable	—	1
Technology investments (Note 20)	67	65
Derivative financial instruments (Note 13)	8	12
Capitalized upfront fees (Note 19)	18	14
Contract assets (Note 19)	99	92
Other	56	57
Total	$1,865	$1,816

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Payroll-related obligations	$209	$212
Employee benefits, including current pension obligations	63	111
Income and other taxes payable	123	132
Warranty obligations (Note 6)	63	89
Restructuring (Note 7)	45	62
Customer deposits	69	58
Derivative financial instruments (Note 13)	—	1
Accrued interest	37	80
Contract liabilities (Note 19)	70	84
Operating lease liabilities	89	89
Other	274	273
Total	$1,042	$1,191

Other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Environmental	$2	$2
Extended disability benefits	3	3
Warranty obligations (Note 6)	13	19
Restructuring (Note 7)	12	11
Payroll-related obligations	11	11
Accrued income taxes	154	171
Deferred income taxes, net	235	205
Contract liabilities (Note 19)	4	6
Derivative financial instruments (Note 13)	1	—
Other	49	51
Total	$484	$479

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2026. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2026 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2026:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$108
Provision for estimated warranties incurred during the period	16
Changes in estimate for pre-existing warranties	3
Settlements	(51)
Accrual balance at end of period	$76

7. RESTRUCTURING
Aptiv’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, eliminate excess capacity and optimize resource development, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing Aptiv’s strategy, either in the normal course of business or pursuant to significant restructuring programs.
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the three and six months ended June 30, 2026, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $24 million and $40 million, respectively.

There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $15 million (of which approximately $10 million relates to the Engineered Components segment and approximately $5 million relates to the Intelligent Systems segment) for programs approved as of June 30, 2026, and are expected to be incurred within the next twelve months.
During the three and six months ended June 30, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $27 million and $49 million, respectively, which included the recognition of approximately $12 million and $15 million, respectively, for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $54 million and $58 million in the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2026 and 2025 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Engineered Components	$8	$17	$12	$33
Intelligent Systems	16	10	28	16
Total	$24	$27	$40	$49
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2026	$73	$—	$73
Provision for estimated expenses incurred during the period	40	—	40
Payments made during the period	(54)	—	(54)
Foreign currency and other	(2)	—	(2)
Accrual balance at June 30, 2026	$57	$—	$57

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	$568	$586
4.35%, senior notes, due 2029 (net of $0 and $1 unamortized issuance costs, respectively)	—	265
4.650%, senior notes, due 2029 (net of $0 and $3 unamortized issuance costs, respectively)	—	398
3.25%, senior notes, due 2032 (net of $1 and $4 unamortized issuance costs and $1 and $2 discount, respectively)	259	711
5.150%, senior notes, due 2034 (net of $1 and $4 unamortized issuance costs and $0 and $1 discount, respectively)	144	511
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	846	872
4.40%, senior notes, due 2046 (net of $1 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	186	296
5.40%, senior notes, due 2049 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	224	346
3.10%, senior notes, due 2051 (net of $14 and $15 unamortized issuance costs and $28 and $28 discount, respectively)	1,458	1,457
4.15%, senior notes, due 2052 (net of $9 and $10 unamortized issuance costs and $1 and $2 discount, respectively)	910	988
5.750%, senior notes, due 2054 (net of $3 and $6 unamortized issuance costs and $1 and $3 discount, respectively)	242	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $6 and $6 unamortized issuance costs, respectively)	494	494
Finance leases and other	23	25
Total debt	5,354	7,490
Less: current portion	(23)	(23)
Long-term debt	$5,331	$7,467
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

As of June 30, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2026.
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

Senior Unsecured Notes
On September 15, 2016, Aptiv PLC issued €500 million in aggregate principal amount of 1.60% Euro-denominated senior unsecured notes due 2028 (the “2016 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2016 Euro-denominated Senior Notes were priced at 99.881% of par, resulting in a yield to maturity of 1.611%. The proceeds, together with proceeds from the 2016 Senior Notes described below, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $4 million of issuance costs in connection with the 2016 Euro-denominated Senior Notes. Interest is payable annually on September 15. The Company has designated the 2016 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. Refer to Note 13. Derivatives and Hedging Activities for further information.

On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $112 million aggregate principal amount outstanding of the 2016 Senior Notes for cash consideration of approximately $92 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 2016 Senior Notes, Aptiv recognized a gain on debt extinguishment of approximately $18 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations.
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem $650 million of 3.15% senior unsecured notes due 2020. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date. In February 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes for cash consideration of approximately $276 million, inclusive of accrued interest through the repayment date, utilizing cash on hand. As a result of the redemption of the 4.35% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $5 million during the six months ended June 30, 2026, within other income, net in the consolidated statements of operations. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $123 million aggregate principal amount outstanding of the 5.40% Senior Notes for cash consideration of approximately $115 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 5.40% Senior Notes, Aptiv recognized a gain on debt extinguishment of approximately $7 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations.
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

Aptiv incurred approximately $22 million of issuance costs in connection with the 2022 Senior Notes. Interest on the 3.25% Senior Notes and 4.15% Senior Notes is payable semi-annually on February 18 and August 18 (commencing August 18, 2022), March 1 and September 1 (commencing September 1, 2022) and May 1 and November 1 (commencing May 1, 2022), respectively, of each year to holders of record at the close of business on February 3 or August 3, February 15 or August 15, April 15 or October 15, respectively, immediately preceding the interest payment date. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $456 million aggregate principal amount outstanding of the 3.25% Senior Notes for cash consideration of approximately $431 million, and $80 million aggregate principal amount outstanding of the 4.15% Senior Notes for cash consideration of approximately $63 million, both inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 3.25% Senior Notes and 4.15% Senior Notes, Aptiv recognized gains on debt extinguishment of approximately $23 million and $17 million, respectively, during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations.
On June 11, 2024, Aptiv PLC and AGF DAC together issued €750 million in aggregate principal amount of 4.25% Euro-denominated senior unsecured notes due 2036 (the “2024 Euro-denominated Senior Notes”) in a transaction registered under the Securities Act. The 2024 Euro-denominated Senior Notes were priced at 99.723% of par, resulting in a yield to maturity of 4.28%. The 2024 Euro-denominated Senior Notes are guaranteed by Aptiv LLC. The proceeds were initially invested in short-term investments and subsequently utilized to redeem €700 million in aggregate principal amount of 1.50% Euro-denominated senior unsecured notes due 2025 (the “2015 Euro-denominated Senior Notes”). Aptiv incurred approximately $7 million of issuance costs in connection with the 2024 Euro-denominated Senior Notes. Interest is payable annually on June 11. The Company has designated the 2024 Euro-denominated Senior Notes as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries beginning in December 2024 upon redeeming the 2015 Euro-denominated Senior Notes. Refer to Note 13. Derivatives and Hedging Activities for further information.
On September 13, 2024, Aptiv PLC and AGF DAC together issued $1.65 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $550 million of 4.650% senior unsecured notes due 2029 (the “4.650% Senior Notes”), $550 million of 5.150% senior unsecured notes due 2034 (the “5.150% Senior Notes”) and $550 million of 5.750% senior unsecured notes due 2054 (the “5.750% Senior Notes”) (collectively, the “2024 Senior Notes”). The 2024 Senior Notes are guaranteed by Aptiv LLC. The 4.650% Senior Notes were priced at 99.912% of par, resulting in a yield to maturity of 4.670%; the 5.150% Senior Notes were priced at 99.768% of par, resulting in a yield to maturity of 5.180%; and the 5.750% Senior Notes were priced at 99.476% of par, resulting in a yield to maturity of 5.787%. The proceeds from the 2024 Senior Notes, together with the proceeds from the 2024 Junior Notes, as described below, were utilized to repay a portion of the Bridge Credit Agreement and to redeem the 2.396% Senior Notes, as described above. Aptiv incurred approximately $16 million of issuance costs in connection with the 2024 Senior Notes. Interest on the 2024 Senior Notes is payable semi-annually on March 13 and September 13 (commencing March 13, 2025) of each year to holders of record at the close of business on February 26 or August 29, immediately preceding the interest payment date. In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the redemption of the 4.650% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $371 million aggregate principal amount outstanding of the 5.150% Senior Notes for cash consideration of approximately $380 million, and $304 million aggregate principal amount outstanding of the 5.750% Senior Notes for cash consideration of approximately $296 million, both inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 5.150% Senior Notes and 5.750% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $13 million and a gain on debt extinguishment of approximately $3 million, respectively, during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations.
On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of the Notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below, and recognized a gain on debt extinguishment of approximately $55 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations.

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of June 30, 2026, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of June 30, 2026, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
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

Spin-Off Credit Agreement
In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A., which was subsequently amended on March 25, 2026. The loans available under the Spin-Off Term Loan A Facility were fully drawn as of March 31, 2026 by Versigent. No amounts were drawn under the Spin-Off Revolving Credit Facility as of March 31, 2026. The Spin-Off Credit Facilities were entered into in connection with the Separation, and following the Separation became obligations of Versigent and its subsidiaries. Aptiv and its subsidiaries have no obligations under the Spin-Off Credit Facilities.
Spin-Off Unsecured Senior Notes
On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg (the “Co-Issuers”) issued $1.6 billion in aggregate principal amount of senior unsecured notes in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended, consisting of $800 million aggregate principal amount of 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Spin-Off Senior Notes”). The 2031 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.125%; and the 2034 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest on the Spin-Off Senior Notes is payable semi-annually on April 15 and October 15 of each year. From the date of the Separation, the Spin-Off Senior Notes were guaranteed, jointly and severally, on an unsecured basis, by each of Versigent’s current and future subsidiaries that guarantee the Spin-Off Credit Facilities, as described above. The Spin-Off Senior Notes were entered into in connection with the Separation, and following the Separation became obligations of Versigent and its subsidiaries. Aptiv and its subsidiaries have no obligations under the Spin-Off Senior Notes.
The Co-Issuers used the proceeds from the Spin-Off Senior Notes, together with the proceeds from borrowings under the Spin-Off Term Loan A Facility, to provide funding to Versigent, which Versigent used to pay a cash distribution to Aptiv as described more fully below, with remaining proceeds to be used for general corporate purposes.
Distribution to Aptiv and Completion of Separation
In connection with the Separation, the Company received a cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described above. Versigent financed this cash distribution through the issuance of approximately $2.1 billion of debt, consisting of the Spin-Off Term Loan A Facility and the Spin-Off Senior Notes (collectively, the “Versigent Debt”), as described above, which was transferred to Versigent on April 1, 2026, and is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of June 30, 2026 and December 31, 2025, approximately $23 million and $25 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $190 million and $199 million for the six months ended June 30, 2026 and 2025, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At June 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

10. INCOME TAXES
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
The Company’s income tax expense from continuing operations and effective tax rates for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in millions)
Income tax expense	$52	$16	$94	$342
Effective tax rate	14%	5%	17%	69%
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

The Company’s effective tax rate for the three and six months ended June 30, 2026 includes net discrete tax benefits of approximately $5 million and $7 million, respectively, primarily related to prior year true-ups. The Company’s effective tax rate for the three and six months ended June 30, 2025 includes net discrete tax benefits of approximately $40 million and net discrete tax expense of approximately $241 million, respectively, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves.
Aptiv PLC is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $122 million and $77 million for the six months ended June 30, 2026 and 2025, respectively.
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

11. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
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

Weighted Average Shares
The following table illustrates net income per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Income from continuing operations	$298	$265	$427	$125
(Loss) income from discontinued operations	(50)	128	10	257
Net income attributable to Aptiv	$248	$393	$437	$382
Denominator:
Weighted average ordinary shares outstanding, basic	211.56	217.73	211.84	223.91
Dilutive shares related to restricted stock units	0.54	0.38	0.69	0.41
Weighted average ordinary shares outstanding, including dilutive shares	212.10	218.11	212.53	224.32

Basic net income (loss) per share:
Continuing operations	$1.41	$1.21	$2.02	$0.56
Discontinued operations	(0.24)	0.59	0.04	1.15
Basic net income per share attributable to Aptiv	$1.17	$1.80	$2.06	$1.71

Diluted net income (loss) per share:
Continuing operations	$1.40	$1.21	$2.01	$0.55
Discontinued operations	(0.23)	0.59	0.05	1.15
Diluted net income per share attributable to Aptiv	$1.17	$1.80	$2.06	$1.70
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
During the six months ended June 30, 2026, the Company repurchased approximately 5.1 million of our outstanding ordinary shares for $325 million in the open market.
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

As of June 30, 2026, approximately $1,790 million of share repurchases remained available under the July 2024 share repurchase program. During the period from July 1, 2026 to August 3, 2026, the Company repurchased an additional $46 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,744 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and six months ended June 30, 2026 and 2025 are shown below. Other comprehensive income includes activity relating to discontinued operations for historical amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(807)	$(935)	$(741)	$(1,036)
Aggregate adjustment for the period (1)	(30)	218	(96)	319
Spin-off of Versigent	373	—	373	—
Acquisition of redeemable noncontrolling interest	7	—	7	—
Balance at end of period	(457)	(717)	(457)	(717)
Gains (losses) on derivatives:
Balance at beginning of period	103	(59)	115	(121)
Other comprehensive income before reclassifications (net tax effect of $(3), $(12), $(7) and $(23))	22	67	46	128
Reclassification to income (net tax effect of $3, $(2), $9 and $(5))	(15)	4	(51)	5
Spin-off of Versigent	(88)	—	(88)	—
Balance at end of period	22	12	22	12
Pension and postretirement plans:
Balance at beginning of period	(16)	(13)	(15)	(13)
Other comprehensive income before reclassifications (net tax effect of $0, $1, $0, $1)	—	(2)	(1)	(2)
Reclassification to income (nil net tax effect for all periods presented )	1	1	1	1
Spin-off of Versigent	8	—	8	—
Balance at end of period	(7)	(14)	(7)	(14)
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	1	(4)	—	(4)
Other comprehensive income before reclassifications (net tax effect of $0, $(1), $0, and $(1)) (2)	1	9	2	9
Balance at end of period	2	5	2	5

Accumulated other comprehensive loss, end of period	$(440)	$(714)	$(440)	$(714)
(1)Includes gains of $16 million and $46 million for the three and six months ended June 30, 2026, respectively, and losses of $112 million and $162 million, for the three and six months ended 2025, respectively, related to non-derivative net investment hedges. Refer to Note 13. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto AG (“TTTech Auto) during the three months ended June 30, 2025. Refer to Note 20. Investments in Affiliates for additional information.
(2)Represents change in fair value for the Company’s investments in StradVision, Inc. (“StradVision”), prior to the conversion of the Company’s existing preferred shares in StradVision into common shares during the fourth quarter of 2025, and MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), both of which are foreign currency-denominated investments. Refer to Note 14. Fair Value of Financial Instruments and Note 20. Investments in Affiliates for additional information.

Reclassifications from accumulated other comprehensive income (loss) to income from continuing operations for the three and six months ended June 30, 2026 and 2025 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2026	2025	2026	2025

	(in millions)
Foreign currency translation adjustments:
Sale of equity method investment (1)	$—	$6	$—	$6	Net gain on equity method transactions
	—	6	—	6	Income before income taxes
	—	—	—	—	Income tax expense
	—	6	—	6	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$—	$6	$—	$6	Net income attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$11	$2	$20	$5	Cost of sales
Foreign currency derivatives	7	—	13	1	Cost of sales
	18	2	33	6	Income before income taxes
	(3)	—	(9)	(1)	Income tax expense
	15	2	24	5	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$15	$2	$24	$5	Net income attributable to Aptiv

Pension and postretirement plans:
Actuarial loss	$(1)	$(1)	$(1)	$(1)	Other income, net (2)
	(1)	(1)	(1)	(1)	Income before income taxes
	—	—	—	—	Income tax expense
	(1)	(1)	(1)	(1)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(1)	$(1)	$(1)	Net income attributable to Aptiv

Total reclassifications for the period	$14	$7	$23	$10
(1)Represents accumulated currency translation adjustment gains reclassified to net income as a result of the sale of the Company’s investment in TTTech Auto during the three months ended June 30, 2025.
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

13. DERIVATIVES AND HEDGING ACTIVITIES
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
As of June 30, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	35,263	pounds	$215

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	5,541	MXN	$315
Chinese Yuan Renminbi	1,110	RMB	$165
Euro	38	EUR	$45
Polish Zloty	688	PLN	$180
Hungarian Forint	25,225	HUF	$80
British Pound	87	GBP	$115
The Company had additional commodity forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million.
As of June 30, 2026, Aptiv has entered into derivative instruments to hedge cash flows extending out to June 2028.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2026 were $56 million (approximately $48 million, net of tax). Of this total, approximately $48 million of gains are expected to be included in cost of sales within the next 12 months and approximately $8 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
Certain derivative instruments that were entered into prior to the Separation to hedge the Electrical Distribution Systems business’s exposures were novated to Versigent prior to the Distribution.
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

The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the six months ended June 30, 2026 and 2025, the Company paid $3 million and received $5 million, respectively, at settlement related to forward contracts that matured during the respective period. In June 2026, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in December 2026. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended June 30, 2026, $16 million of gains were recognized within the cumulative translation adjustment component of OCI. During the six months ended June 30, 2026, $46 million of gains were recognized within the cumulative translation adjustment component of OCI, including amounts attributable to discontinued operations. During the three and six months ended 2025, $112 million and $162 million of losses, respectively, were recognized within the cumulative translation adjustment component of OCI, including amounts attributable to discontinued operations. Included in accumulated OCI related to these net investment hedges were cumulative losses of $47 million and $93 million as of June 30, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments from continuing operations recorded in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2026	Balance Sheet Location	June 30, 2026	June 30, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$21	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	28	Other current assets	5	$23
Foreign currency derivatives*	Accrued liabilities	1	Accrued liabilities	1	—
Commodity derivatives	Other long-term assets	5	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	4	Other long-term assets	1	3
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	1	(1)
Total derivatives designated as hedges		$59		$8

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2025	Balance Sheet Location	December 31, 2025	December 31, 2025

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$23	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	21	Other current assets	2	$19
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	6	Other long-term assets	2	4
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$58		$5

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments from continuing operations were in a net asset position as of June 30, 2026 and December 31, 2025.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations from continuing operations, and consolidated statements of comprehensive income, including amounts attributable to discontinued operations, for the three and six months ended June 30, 2026 and 2025 are as follows:

Three Months Ended June 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$12	$11
Foreign currency derivatives	14	7
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$25	$18

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(2)
Total	$(2)

Three Months Ended June 30, 2025	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$4	$2
Foreign currency derivatives	76	—
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$79	$2

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$3
Total	$3

Six Months Ended June 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$19	$20
Foreign currency derivatives	36	13
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$53	$33

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(7)
Total	$(7)

Six Months Ended June 30, 2025	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$36	$5
Foreign currency derivatives	117	1
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$151	$6

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$4
Total	$4
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of June 30, 2026 and December 31, 2025, Aptiv was in a net derivative asset position from continuing operations of $51 million and $55 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 13. Derivatives and Hedging Activities for further information regarding derivatives.
Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 20. Investments in Affiliates, the Company owns an investment in Maxieye, which is classified as an available-for-sale debt security due to the Company’s redemption rights. As of June 30, 2026, the carrying value of this investment was $59 million and is included within other long-term assets in the consolidated balance sheets. The fair value measurement of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement. As further described in Note 20. Investments in Affiliates, in October 2025, the Company converted its existing preferred shares in StradVision into common shares (the “Conversion”). Prior to the Conversion, the Company classified its investment in StradVision as an available-for-sale debt security due to the Company’s redemption rights. The fair value measurement of this investment prior to the Conversion was based on significant inputs that were not observable in the market, and was therefore classified as a Level 3 measurement.
Refer to Note 20. Investments in Affiliates for further information regarding these investments.

The below table summarizes the cost, cumulative unrealized gains and losses, which includes the accumulated currency translation adjustments for StradVision prior to the Conversion, as described above, and the estimated fair value of Aptiv’s debt securities from continuing operations held as of June 30, 2026 and December 31, 2025:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of June 30, 2026
Available-for-sale debt securities	$57	$22	$(19)	$60
Total debt securities	$57	$22	$(19)	$60

As of December 31, 2025
Available-for-sale debt securities	$57	$20	$(19)	$58
Total debt securities	$57	$20	$(19)	$58
The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Fair value at beginning of period	$58	$161
Additions	—	40
Measurement adjustments	2	10
Fair value at end of period	$60	$211
There were no impairment charges related to these investments during the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, Aptiv had the following assets from continuing operations measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2026:
Commodity derivatives	$26	$—	$26	$—
Foreign currency derivatives	26	—	26	—
Available-for-sale debt securities	60	—	—	60
Total	$112	$—	$52	$60
As of December 31, 2025:
Commodity derivatives	$31	$—	$31	$—
Foreign currency derivatives	25	—	25	—
Available-for-sale debt securities	58	—	—	58
Total	$114	$—	$56	$58

As of June 30, 2026 and December 31, 2025, Aptiv had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2026:
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
As of December 31, 2025:
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2026 and December 31, 2025, total debt was recorded at $5,354 million and $7,490 million, respectively, and had estimated fair values of $4,493 million and $6,639 million, respectively. For all other financial instruments recorded at June 30, 2026 and December 31, 2025, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Aptiv also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Non-cash long-lived asset impairment charges were not material during the three and six months ended June 30, 2026 and 2025.

15. OTHER INCOME, NET
Other income, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest income	$7	$13	$15	$24
Gain (loss) on extinguishment of debt	44	—	39	(3)
Components of net periodic benefit cost other than service cost	(3)	(4)	(5)	(6)
Gain on change in fair value of publicly traded equity securities	—	3	—	1
Other, net	10	3	6	3
Other income, net	$58	$15	$55	$19
As further described in Note 8. Debt, pursuant to the Tender Offer, during the three months ended June 30, 2026, Aptiv redeemed for cash $1,446 million in aggregate principal amount of certain senior notes, resulting in a gain on debt extinguishment of approximately $55 million. In addition, during the three months ended June 30, 2026, Aptiv redeemed for cash the entire $401 million in aggregate principal amount outstanding of the 4.650% Senior Notes, resulting in a loss on debt extinguishment of $11 million. During the six months ended June 30, 2026, Aptiv redeemed for cash the entire $266 million in aggregate principal amount outstanding of the 4.35% Senior Notes, resulting in a loss on debt extinguishment of approximately $5 million.

16. ACQUISITIONS AND DIVESTITURES
Electrical Distribution Systems Spin-Off
On April 1, 2026, the Company completed the Separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent. Refer to Note 21. Discontinued Operations for additional detail.
Acquisition of Redeemable Noncontrolling Interest in Intercable Automotive Solutions S.r.l.
On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive, a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million. The results of operations of Intercable Automotive are reported within the Engineered Components segment from the date of acquisition.
Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. As a result of this redemption feature, the Company recorded the redeemable noncontrolling interest at its acquisition-date fair value to temporary equity in the consolidated balance sheets. The redeemable noncontrolling interest was adjusted each reporting period for the income (loss) attributable to the noncontrolling interest, and for any measurement period adjustments necessary to record the redeemable noncontrolling interest at the higher of its redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any measurement period adjustments were recorded to retained earnings, with a corresponding increase or reduction to net income (loss) attributable to Aptiv.
In June 2026, the noncontrolling interest holders exercised their option to sell the remaining 15% of Intercable Automotive at the contractually defined value of approximately $67 million. The transaction closed on June 30, 2026. As a result, Aptiv owned 100% of the equity interest in Intercable Automotive as of June 30, 2026, and no redeemable noncontrolling interest remained. Redeemable noncontrolling interest was $102 million as of December 31, 2025.
Acquisition of Optical Fiber Packaging Ltd.
In June 2026, Aptiv entered into an agreement to acquire 100% of the equity interests of Optical Fiber Packaging Ltd. (“OFP”), a manufacturer of specialty fiber optic interconnects, components and integrated optical solutions, for approximately £18 million, subject to customary post-closing adjustments. The acquisition is anticipated to close in the second half of 2026 and will be accounted for as a business combination, with the operating results of OFP included within the Company’s Engineered Components segment from the date of acquisition.
Other
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

17. SHARE-BASED COMPENSATION
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

In connection with the Separation, the Company made adjustments to the number of unvested RSUs with the intention of preserving the intrinsic value of the recipient’s awards prior to the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 1.13, and the related grant date fair value was divided by a factor of 1.13, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.
RSUs that were held by employees who transferred to Versigent in connection with the Separation were canceled and replaced by awards issued by Versigent. Employees remaining with Aptiv did not receive share-based compensation awards of Versigent as a result of the Separation. Except for the conversion of awards, the material terms of the awards remained unchanged.
Board of Director Awards
Aptiv has granted RSUs to the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2026	38,354	$2	April 2027	N/A	N/A	N/A
April 2025	38,590	$2	April 2026	41,121	$2	3,653
April 2024	30,497	$2	April 2025	29,199	$2	1,298
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

The details of the annual executive grants were as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
February 2022	0.59	$80	Annually on anniversary of grant date, 2023 - 2025	December 31, 2024
February 2023	0.79	$99	Annually on anniversary of grant date, 2024 - 2026	December 31, 2025
February 2024	1.12	$94	Annually on anniversary of grant date, 2025 - 2027	December 31, 2026
February 2025	1.88	$130	Annually on anniversary of grant date, 2026 - 2028	December 31, 2027
April 2026	1.48	$90	Annually on February 28, 2027 - 2029	December 31, 2028

The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by a third-party valuation specialist with respect to the portion of the awards subject to relative total shareholder return.
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
A summary of RSU activity, including award grants, vesting and forfeitures is provided below. For periods and activity prior to the Separation, RSU activity and the corresponding weighted average grant date fair values are presented based on the number of awards and grant date fair values before giving effect to the adjustments made in connection with the Separation, as described above.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	3,737	$79.10
Granted	1,615	$60.75
Vested	(767)	$77.96
Forfeited	(296)	$71.46
Adjustment due to Versigent Separation (1)	(214)
Nonvested, June 30, 2026 (2)	4,075	$65.96
(1)Reflects the cancellation of awards outstanding as of the Distribution Date held by Versigent employees, which were converted to Versigent RSUs as part of the Separation, and the conversion of unvested RSUs for Aptiv employees in accordance with the conversion factor described above.
(2)Nonvested RSUs and the corresponding weighted average grant date fair value as of June 30, 2026 presented on an Aptiv basis using the conversion factor described above in connection with the Separation.

Aptiv recognized share-based compensation expense from continuing operations related to these RSUs of $29 million ($25 million, net of tax) and $33 million ($29 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2026 and 2025, respectively. Aptiv recognized share-based compensation expense from continuing operations of $49 million ($43 million, net of tax) and $60 million ($53 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the six months ended June 30, 2026 and 2025, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2026, unrecognized compensation expense on a pre-tax basis of approximately $204 million is anticipated to be recognized over a weighted average period of approximately two years. For each of the six months ended June 30, 2026 and 2025, approximately $32 million and $17 million, respectively, of cash was paid and reflected as a financing activity from continuing operations in the consolidated statements of cash flows related to the tax withholding for vested RSUs.

18. SEGMENT REPORTING
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
Generally, Aptiv evaluates segment performance based on stand-alone segment net income (loss) before interest expense, other income (expense), net, income tax (expense) benefit, equity income (loss), net of tax, income (loss) from discontinued operations, net of tax, amortization, restructuring, Separation costs related to the spin-off of the Electrical Distribution Systems business, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), goodwill and other asset impairments, compensation expense related to acquisitions and gains (losses) on business divestitures and other transactions (“Adjusted Operating Income”).
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
As described in Note 21. Discontinued Operations, the Company’s previously reported Electrical Distribution Systems segment has been classified as discontinued operations for all periods presented. Amounts for shared operating expenses that were allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company's reportable operating segments.
Included below are sales, significant expenses and operating data for Aptiv’s segments for the three and six months ended June 30, 2026 and 2025.

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2026:
Sales from external customers	$1,781	$1,493	$—	$3,274
Intersegment revenues	19	8	(27)	—
Net sales	$1,800	$1,501	$(27)	$3,274
Cost of sales	(1,303)	(1,223)	27	(2,499)
Selling, general and administrative	(193)	(139)	—	(332)
Other segment items (2)	13	17	—	30
Segment adjusted operating income	$317	$156	$—	$473
Depreciation and amortization	$115	$80	$—	$195
Operating income	$267	$100	$—	$367
Net gain on equity method transactions	$—	$3	$—	$3
Equity loss, net of tax	$—	$(17)	$—	$(17)
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$78	$34	$13	$125

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2025:
Sales from external customers	$1,696	$1,503	$—	$3,199
Intersegment revenues	22	4	(26)	—
Net sales	$1,718	$1,507	$(26)	$3,199
Cost of sales	(1,274)	(1,220)	26	(2,468)
Selling, general and administrative	(188)	(139)	—	(327)
Other segment items (2)	3	3	—	6
Segment adjusted operating income	$259	$151	$—	$410
Depreciation and amortization	$115	$75	$—	$190
Operating income	$209	$116	$—	$325
Net gain on equity method transactions	$—	$46	$—	$46
Equity loss, net of tax	$—	$(14)	$—	$(14)
Net income attributable to noncontrolling interest	$—	$—	$5	$5
Net loss attributable to redeemable noncontrolling interest	$(1)	$—	$—	$(1)
Capital expenditures	$61	$33	$4	$98

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2026:
Sales from external customers	$3,385	$2,921	$—	$6,306
Intersegment revenues	37	13	(50)	—
Net sales	$3,422	$2,934	$(50)	$6,306
Cost of sales	(2,500)	(2,411)	50	(4,861)
Selling, general and administrative	(383)	(277)	—	(660)
Other segment items (2)	20	24	—	44
Segment adjusted operating income	$559	$270	$—	$829
Depreciation and amortization	$229	$155	$—	$384
Operating income	$468	$173	$—	$641
Net gain on equity method transactions	$—	$3	$—	$3
Equity loss, net of tax	$—	$(34)	$—	$(34)
Net income attributable to noncontrolling interest	$—	$—	$3	$3
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)
Capital expenditures	$176	$78	$24	$278

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2025:
Sales from external customers	$3,262	$2,924	$—	$6,186
Intersegment revenues	36	7	(43)	—
Net sales	$3,298	$2,931	$(43)	$6,186
Cost of sales	(2,441)	(2,386)	43	(4,784)
Selling, general and administrative	(362)	(274)	—	(636)
Other segment items (2)	11	12	—	23
Segment adjusted operating income	$506	$283	$—	$789
Depreciation and amortization	$229	$150	$—	$379
Operating income	$403	$211	$—	$614
Net gain on equity method transactions	$—	$46	$—	$46
Equity loss, net of tax	$—	$(29)	$—	$(29)
Net income attributable to noncontrolling interest	$—	$—	$6	$6
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)
Capital expenditures	$182	$74	$11	$267
(1)Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers. Net income attributable to noncontrolling interest amounts are attributable to discontinued operations.
(2)Other segment items represent costs that are not included in Adjusted operating income, such as other acquisitions and portfolio project costs, goodwill and other asset impairments, compensation expense related to acquisitions and Separation costs, as described above in the definition of Adjusted operating income.

The reconciliations of Segment Adjusted Operating Income to net income attributable to Aptiv for the three and six months ended June 30, 2026 and 2025 are as follows:

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended June 30, 2026:
Segment adjusted operating income	$317	$156	$473
Amortization	(29)	(23)	(52)
Restructuring	(8)	(16)	(24)
Separation costs	(10)	(8)	(18)
Other acquisition and portfolio project costs	(3)	(5)	(8)
Asset impairments	—	(3)	(3)
Compensation expense related to acquisitions	—	(1)	(1)
Operating income			367
Interest expense			(62)
Other income, net			58
Net gain on equity method transactions			3
Income from continuing operations before income taxes and equity loss			366
Income tax expense			(52)
Equity loss, net of tax			(17)
Income from continuing operations			297
Loss from discontinued operations, net of tax			(50)
Net income			247
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$248

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended June 30, 2025:
Segment adjusted operating income	$259	$151	$410
Amortization	(30)	(22)	(52)
Restructuring	(17)	(10)	(27)
Separation costs	(1)	—	(1)
Other acquisition and portfolio project costs	(1)	(4)	(5)
Asset impairments	(1)	—	(1)
Gain on asset sale	—	5	5
Compensation expense related to acquisitions	—	(4)	(4)
Operating income			325
Interest expense			(92)
Other income, net			15
Net gain on equity method transactions			46
Income from continuing operations before income taxes and equity loss			294
Income tax expense			(16)
Equity loss, net of tax			(14)
Income from continuing operations			264
Income from discontinued operations, net of tax			133
Net income			397
Net income attributable to noncontrolling interest			5
Net loss attributable to redeemable noncontrolling interest			(1)
Net income attributable to Aptiv			$393

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Six Months Ended June 30, 2026:
Segment adjusted operating income	$559	$270	$829
Amortization	(59)	(45)	(104)
Restructuring	(12)	(28)	(40)
Separation costs	(13)	(10)	(23)
Other acquisition and portfolio project costs	(7)	(8)	(15)
Asset impairments	—	(3)	(3)
Compensation expense related to acquisitions	—	(3)	(3)
Operating income			641
Interest expense			(146)
Other income, net			55
Net gain on equity method transactions			3
Income from continuing operations before income taxes and equity loss			553
Income tax expense			(94)
Equity loss, net of tax			(34)
Income from continuing operations			425
Income from discontinued operations, net of tax			13
Net income			438
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$437

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Six Months Ended June 30, 2025:
Segment adjusted operating income	$506	$283	$789
Amortization	(59)	(44)	(103)
Restructuring	(33)	(16)	(49)
Separation costs	(1)	—	(1)
Other acquisition and portfolio project costs	(4)	(8)	(12)
Asset impairments	(6)	—	(6)
Gain on asset sale	—	5	5
Compensation expense related to acquisitions	—	(9)	(9)
Operating income			614
Interest expense			(185)
Other income, net			19
Net gain on equity method transactions			46
Income from continuing operations before income taxes and equity loss			494
Income tax expense			(342)
Equity loss, net of tax			(29)
Income from continuing operations			123
Income from discontinued operations, net of tax			263
Net income			386
Net income attributable to noncontrolling interest			6
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$382

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total
	(in millions)
Balance as of June 30, 2026:
Investments in affiliates	$—	$1,255	$—	$1,255
Total segment assets	$10,734	$9,856	$(2,594)	$17,996
Balance as of December 31, 2025:
Investments in affiliates	$—	$1,288	$—	$1,288
Total segment assets	$10,236	$9,213	$3,964	$23,413
(1)Eliminations and Other includes corporate assets and the elimination of inter-segment transactions, and includes assets of discontinued operations of $5,197 million as of December 31, 2025.

19. REVENUE
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the three and six months ended June 30, 2026 and 2025. Information concerning geographic market reflects the manufacturing location. In the first quarter of 2026, Aptiv realigned the product lines included in its Intelligent Systems segment into two core product lines: Sensors and Compute, and Software and Services. Prior period amounts have been adjusted retrospectively to reflect the change in core product lines, consistent with the current year presentation.
Revenue by geographic market for the three and six months ended June 30, 2026 and 2025 is as follows:

For the Three Months Ended June 30, 2026:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$563	$635	$(5)	$1,193
Europe, Middle East and Africa	597	588	(5)	1,180
Asia Pacific	602	278	(17)	863
South America	38	—	—	38
Total net sales	$1,800	$1,501	$(27)	$3,274

For the Three Months Ended June 30, 2025:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$535	$572	$(8)	$1,099
Europe, Middle East and Africa	574	695	(14)	1,255
Asia Pacific	573	240	(4)	809
South America	36	—	—	36
Total net sales	$1,718	$1,507	$(26)	$3,199

For the Six Months Ended June 30, 2026:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,084	$1,228	$(12)	$2,300
Europe, Middle East and Africa	1,154	1,211	(9)	2,356
Asia Pacific	1,115	495	(29)	1,581
South America	69	—	—	69
Total net sales	$3,422	$2,934	$(50)	$6,306

For the Six Months Ended June 30, 2025:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,046	$1,108	$(14)	$2,140
Europe, Middle East and Africa	1,078	1,354	(14)	2,418
Asia Pacific	1,108	469	(15)	1,562
South America	66	—	—	66
Total net sales	$3,298	$2,931	$(43)	$6,186

Revenue by core product line for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Engineered Components	$1,800	$1,718	$3,422	$3,298

Sensors and Compute	1,364	1,386	2,668	2,691
Software and Services	152	137	297	270
Eliminations	(15)	(16)	(31)	(30)
Intelligent Systems	1,501	1,507	2,934	2,931

Eliminations	(27)	(26)	(50)	(43)

Total net sales	$3,274	$3,199	$6,306	$6,186
Contract Balances
Contract liabilities solely consist of deferred revenue. As of June 30, 2026 and December 31, 2025, the balance of contract liabilities was $74 million (of which $70 million was recorded in other current liabilities and $4 million was recorded in other long-term liabilities) and $90 million (of which $84 million was recorded in other current liabilities and $6 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $58 million of revenues recognized during the six months ended June 30, 2026 that were included in the contract liability balance as of December 31, 2025, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of June 30, 2026, the balance of contract assets was $206 million (of which $107 million was recorded in other current assets and $99 million was recorded in other long-term assets). As of December 31, 2025, the balance of contract assets was $160 million (of which $68 million was recorded in other current assets and $92 million was recorded in other long-term assets).
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

Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of June 30, 2026 was approximately $176 million. The Company expects to recognize approximately 55% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2026 and December 31, 2025, Aptiv has recorded $31 million (of which $13 million was classified within other current assets and $18 million was classified within other long-term assets) and $21 million (of which $7 million was classified within other current assets and $14 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $1 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

20. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies, except as noted below, and are located primarily in North America, Europe and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 13% to 50%, with the most significant investment being in Motional AD LLC (“Motional”).
Investment in StradVision, Inc.
On June 30, 2026, StradVision, a provider of deep learning-based camera perception software for automotive applications, completed its initial public offering (“IPO”), and shares of StradVision began trading on the Korean stock exchange. As a result of the IPO, our common equity interest in StradVision was diluted from 41% as of March 31, 2026 to approximately 36% as of June 30, 2026. Accordingly, the Company recognized a gain of approximately $3 million (approximately $0.01 per diluted share) during the three months ended June 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
Prior to the IPO, on October 20, 2025, Aptiv entered into an agreement with StradVision to convert the Company’s existing preferred shares in StradVision into common shares (the “Conversion”), resulting in a common equity interest of approximately 41% in StradVision. Aptiv previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first half of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments).
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
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in StradVision was approximately $134 million and $143 million, respectively. As of June 30, 2026 and December 31, 2025, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of StradVision was approximately $131 million and $137 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized, and amortizing intangible assets associated with the investment.

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
As of June 30, 2026, the carrying values of the Company’s common equity and preferred equity investments in Motional were $222 million and $899 million, respectively. As of December 31, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $246 million and $899 million, respectively. These investments are recorded within investments in affiliates in the consolidated balance sheets and included in the Intelligent Systems segment. The Company’s preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Investment in TTTech Auto AG
The shareholders of TTTech Auto closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025 within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
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
The following is a summary of technology investments, which are classified within other long-term assets in the consolidated balance sheets, as of June 30, 2026 and December 31, 2025:

Investment Name	Segment	June 30, 2026	December 31, 2025
		(in millions)
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Intelligent Systems	$59	$57
Other investments	Various	8	8
Total technology investments		$67	$65
During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of June 30, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using June 30, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of June 30, 2026, and the satisfaction of customary closing conditions. As of June 30, 2026, the Company’s investment in Maxieye was recorded at $59 million. Refer to Note 14. Fair Value of Financial Instruments for additional information.
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

21. DISCONTINUED OPERATIONS
On January 22, 2025, the Company announced its intention to pursue a Separation of its Electrical Distribution Systems business. Pursuant to the Separation and Distribution Agreement, the Company transferred to Versigent the assets and liabilities that comprised Versigent’s business and completed the Separation on April 1, 2026 by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent.
Versigent began trading on the NYSE under the symbol “VGNT” on April 1, 2026.
In connection with the Separation, the Company received a cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described in Note 8. Debt. Versigent financed this cash distribution through the issuance of the Versigent Debt, as described in Note 8. Debt, which was transferred to Versigent on April 1, 2026, and is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026.
The requirements for presenting Versigent as a discontinued operation were met when the Separation was completed, requiring retrospective application to the balance sheet, statement of operations and statement of cash flows for all periods presented. Amounts for shared operating expenses allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company's reportable operating segments.
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
Coinciding with the completion of the Separation, the Company incurred costs of approximately $50 million ($50 million, net of tax) in bank-related success fees during the three months ended June 30, 2026, which have been reclassified to discontinued operations.
During the three and six months ended June 30, 2026, the Company incurred costs of approximately $18 million and $75 million, respectively, related to the Separation, of which approximately $0 million and $52 million, respectively, were reclassified to discontinued operations. During the three and six months ended June 30, 2025, the Company incurred costs of approximately $28 million and $47 million, respectively, of which approximately $27 million and $46 million, respectively, were reclassified to discontinued operations. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during the remainder of 2026.
During the three months ended June 30, 2026, the Company recognized revenue of approximately $201 million for sales to Versigent.
The Company separated its defined benefit pension and other post-employment benefit plans in anticipation of the Separation. In addition, as a result of the Separation, the Company adjusted its employee share based compensation awards. Refer to Note 17. Share-Based Compensation for additional information.

As a result of the completion of the Separation on April 1, 2026, there were no assets or liabilities of the discontinued operation as of June 30, 2026. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2025:

December 31, 2025

(in millions)
Cash and cash equivalents	$276
Accounts receivable, net	1,567
Inventories, net	772
Other current assets	226
Total current assets of discontinued operations	$2,841

Property, net	$902
Operating lease right-of-use assets	170
Investments in affiliates	143
Intangible assets, net	7
Deferred tax assets	417
Goodwill	588
Other long-term assets	129
Total long-term assets of discontinued operations	$2,356

Short-term debt	$58
Accounts payable	1,534
Other current liabilities	608
Total current liabilities of discontinued operations	$2,200

Long-term debt	$3
Pension benefit obligations	218
Long-term operating lease liabilities	131
Other long-term liabilities	97
Total long-term liabilities of discontinued operations	$449

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to (loss) income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net sales	$—	$2,009	$2,054	$3,847
Cost of sales	—	1,743	1,804	3,332
Selling, general and administrative	—	79	99	154
Amortization	—	1	1	1
Restructuring (1)	—	25	46	40
Other loss items that are not major, net	50	2	56	6
(Loss) income from discontinued operations before income taxes and equity income (2)	(50)	159	48	314
Income tax benefit (expense) on discontinued operations	—	(29)	(39)	(59)
Equity income from discontinued operations	—	3	4	8
(Loss) income from discontinued operations, net of tax	(50)	133	13	263
Income from discontinued operations attributable to noncontrolling interest (2)	—	5	3	6
Net (loss) income from discontinued operations attributable to Aptiv	$(50)	$128	$10	$257
(1)Restructuring expense during the six months ended June 30, 2026 included the recognition of approximately $33 million for programs to downsize and close European manufacturing sites. Restructuring expense during the three and six months ended June 30, 2025 included the recognition of approximately $9 million and $22 million, respectively, for programs to downsize and close European manufacturing sites.
(2)Loss from discontinued operations before income taxes attributable to Aptiv was $50 million and income from discontinued operations before income taxes attributable to Aptiv was $49 million for the three and six months ended June 30, 2026, respectively. Income from discontinued operations before income taxes attributable to Aptiv was $157 million and $316 million for the three and six months ended June 30, 2025, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
•Executive Overview
•Consolidated Results of Operations
•Results of Operations by Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contingencies and Environmental Matters
•Recently Issued Accounting Pronouncements
•Critical Accounting Estimates
Executive Overview
Our Business
Aptiv is a global industrial technology company delivering advanced solutions across automotive, commercial vehicle, aerospace and defense, telecom and datacom, and other diversified industrial end markets. Our differentiated portfolio enables devices and systems to sense, think, act, and continuously optimize performance. Building on decades of innovation, Aptiv brings global scale and a resilient, localized value chain to customers across the globe. Our Intelligent Systems segment (formerly known as Advanced Safety and User Experience segment) provides advanced software and services, intelligent sensors and high-performance compute platforms; and our Engineered Components segment (formerly known as the Engineered Components Group segment) provides connection systems, high-performance interconnects, and cable management and protection solutions. Our former Electrical Distribution Systems segment, which is presented as a discontinued operation for all periods presented as discussed below, provided low voltage and high voltage power, signal and data distribution.
We are one of the largest vehicle technology suppliers and our customers include 24 of the 25 largest automotive original equipment manufacturers (“OEMs”) in the world, as well as many of the leading aerospace and defense companies and global telecom operators.
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
On April 1, 2026 (the “Distribution Date”), the Company completed the separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent PLC (“Versigent”), by means of a spin-off to its shareholders (the “Separation”) by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent. To effect the Separation, the Company distributed to its shareholders one ordinary share of Versigent for every three Aptiv ordinary shares outstanding as of March 17, 2026. Versigent began trading on the New York Stock Exchange (“NYSE”) under the symbol “VGNT” on April 1, 2026. Versigent’s historical financial results through the Distribution Date are reflected in the Company’s consolidated financial statements as a discontinued operation, as more fully described in Note 21. Discontinued Operations to the consolidated financial statements contained herein.
As the disposal of the Electrical Distribution Systems business represented a strategic shift that will have a major effect on the Company’s operations and financial results, the assets and liabilities, operating results and cash flows for the previously reported Electrical Distribution Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis of Financial Conditions and Results of Operations reflects the results of continuing operations, unless otherwise noted.
Our total net sales during the three and six months ended June 30, 2026 were $3.3 billion and $6.3 billion, an increase of 2% and 2% compared to the same periods of 2025, respectively. Our volumes increased 3% for the three months ended

June 30, 2026, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to flat global automotive production (flat on an Aptiv weighted market basis, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”). Our volumes increased 1% for the six months ended June 30, 2026, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 1% (down 1% on an AWM basis).
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of June 30, 2026 and December 31, 2025. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Commercializing the evolution towards software-defined components and systems across multiple industries, including automotive. We expect the trends of automation, electrification and digitalization to create growth opportunities, as they drive similar product requirements for mission-critical applications across multiple industries, namely increased demand for advanced software and optimized hardware. Intelligent, software-defined solutions, such as increasingly capable automated driving technologies, offer significant societal benefits and create long-term growth opportunities for our product offerings, including new customers such as mobility providers, industrial facility operators, telecommunications and energy grid network operators and smart cities. Growth opportunities across the automotive and other industries will be driven by increased hardware and software content, greater computing power and software requirements, enhanced solutions for lifecycle management and connectivity, and continued electrification. We believe the complexity of these systems will also require ongoing software support services, as they will be continuously upgraded with new features and performance enhancements.
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
In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, eliminating any future funding obligations for Aptiv. These transactions were completed in May 2024 and reduced Aptiv’s common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. In May 2025, Hyundai provided additional funding to Motional, further reducing Aptiv’s common equity interest in Motional from 15% as of March 31, 2025 to approximately 13%. Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
Global capabilities and risks. Many OEMs are continuing to develop vehicle platforms intended to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. In addition, geopolitical tensions are also causing them to regionalize their supply chains. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. Our global manufacturing footprint enables us to efficiently manufacture in, and supply from, best cost countries at scale. Our regional teams allow us to stay connected to local market requirements and more closely partner with our customers during all phases of the development process, from design through production, while maintaining focus on increasing efficiency and lowering costs. Increasing manufacturing automation, footprint rotation to best cost countries, and other operational initiatives have supported our commitment to continuous improvement, leveraging scale and enhancing efficiency to improve our margins.
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
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 12,700 scientists, engineers and technicians focused on developing leading product solutions for our key markets, located at 10 major technical centers in China, Germany, India, Poland, Singapore and the United States. During the year ended December 31, 2025, we invested approximately $1.4 billion (which includes approximately $515 million co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products, and own/hold approximately 10,400 patents and protective rights as of December 31, 2025. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. Our technology competencies are recognized by both customers and government agencies, which, as noted above, co-invest in new product development, accelerating the pace of innovation and reducing the risk associated with successful commercialization of technological breakthroughs.
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

We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 83% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 26% of the hourly workforce as of June 30, 2026. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $5.4 billion and substantial available liquidity of approximately $3.3 billion consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of June 30, 2026, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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
Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
The results of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		Favorable/(unfavorable)	2026		2025		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,274		$3,199		$75	$6,306		$6,186		$120
Cost of sales	2,499		2,468		(31)	4,861		4,784		(77)
Gross margin	775	23.7%	731	22.9%	44	1,445	22.9%	1,402	22.7%	43
Selling, general and administrative	332		327		(5)	660		636		(24)
Amortization	52		52		—	104		103		(1)
Restructuring	24		27		3	40		49		9
Operating income	367		325		42	641		614		27
Interest expense	(62)		(92)		30	(146)		(185)		39
Other income, net	58		15		43	55		19		36
Net gain on equity method transactions	3		46		(43)	3		46		(43)
Income before income taxes and equity loss	366		294		72	553		494		59
Income tax expense	(52)		(16)		(36)	(94)		(342)		248
Income before equity loss	314		278		36	459		152		307
Equity loss, net of tax	(17)		(14)		(3)	(34)		(29)		(5)
Income from continuing operations	297		264		33	425		123		302
(Loss) income from discontinued operations, net of tax	(50)		133		(183)	13		263		(250)
Net income	247		397		(150)	438		386		52
Net income attributable to noncontrolling interest	—		5		(5)	3		6		(3)
Net loss attributable to redeemable noncontrolling interest	(1)		(1)		—	(2)		(2)		—
Net income attributable to Aptiv	$248		$393		$(145)	$437		$382		$55

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2026 versus June 30, 2025.

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,274	$3,199	$75	$37	$27	$11	$—	$75
Total net sales for the three months ended June 30, 2026 increased 2% compared to the three months ended June 30, 2025. Our volumes increased 3% for the period, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to flat global automotive production (flat on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $54 million and favorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi and Euro, partially offset by the South Korean Won.

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$6,306	$6,186	$120	$(12)	$115	$17	$—	$120
Total net sales for the six months ended June 30, 2026 increased 2% compared to the six months ended June 30, 2025. Our volumes increased 1% for the period, which reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 1% (down 1% on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $87 million and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $31 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,499	$2,468	$(31)	$(53)	$11	$12	$(1)	$(31)
Gross margin	$775	$731	$44	$(16)	$38	$12	$10	$44
Percentage of net sales	23.7%	22.9%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by favorable impacts from operational performance and currency exchange .

Cost of sales increased $77 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$4,861	$4,784	$(77)	$(22)	$(56)	$(14)	$15	$(77)
Gross margin	$1,445	$1,402	$43	$(34)	$59	$(14)	$32	$43
Percentage of net sales	22.9%	22.7%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects unfavorable impacts from currency exchange, increased volumes and the impacts of operational performance. Cost of sales was also impacted by the following item in Other above:
•Approximately $20 million of decreased warranty costs.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$332	$327	$(5)
Percentage of net sales	10.1%	10.2%

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$660	$636	$(24)
Percentage of net sales	10.5%	10.3%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, separation costs, acquisition and project portfolio costs and selling and marketing expenses. SG&A remained consistent as a percentage of net sales for the three and six months ended June 30, 2026 as compared to 2025.

Amortization

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$52	$52	$—

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$104	$103	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and six months ended June 30, 2026 and 2025 reflects the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives.

Restructuring

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$24	$27	$3
Percentage of net sales	0.7%	0.8%

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$40	$49	$9
Percentage of net sales	0.6%	0.8%
During the three and six months ended June 30, 2026, the Company recorded employee-related and other restructuring charges totaling approximately $24 million and $40 million, respectively. We expect to make cash payments of approximately $45 million over the next twelve months pursuant to currently implemented restructuring programs.
During the three and six months ended June 30, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $27 million and $49 million, respectively, which included the recognition of approximately $12 million and $15 million, respectively, for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
We expect to continue to incur additional restructuring expense in 2026 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $15 million (of which approximately $10 million relates to the Engineered Components segment and approximately $5 million relates to the Intelligent Systems segment) for programs approved as of June 30, 2026. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$62	$92	$30

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$146	$185	$39
The decrease in interest expense during the three and six months ended June 30, 2026 compared to 2025 primarily reflects the full repayment of our European accounts receivable factoring facility in the first half of 2025, the February 2026 redemption of the $266 million in aggregate principal amount outstanding of 4.35% Senior Notes, the April 2026 redemption of the $401 million in aggregate principal amount outstanding of the 4.650% Senior Notes and the April 2026 redemption of the $1,446 million in aggregate principal amount of certain senior notes pursuant to the Tender Offer.
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other income, net	$58	$15	$43

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other income, net	$55	$19	$36
Other income, net for the three and six months ended June 30, 2026 includes interest income of $7 million and $15 million, respectively. Other income, net for the three and six months ended June 30, 2026 also includes a gain on debt extinguishment of $44 million and $39 million, respectively, primarily in conjunction with the redemption of the 4.35% Senior Notes, the 4.650% Senior Notes and certain senior notes pursuant to the Tender Offers, as further discussed in Note 8. Debt to the consolidated financial statements contained herein.
Other income, net for the three and six months ended June 30, 2025 includes interest income of $13 million and $24 million, respectively.
Refer to Note 15. Other Income, net to the consolidated financial statements contained herein for additional information.

Net Gain on Equity Method Transactions

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$3	$46	$(43)

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$3	$46	$(43)
Net gain on equity method transactions for the three and six months ended June 30, 2026 includes a gain of approximately $3 million recorded as a result of the StradVision, Inc. (“StradVision”) initial public offering in June 2026.
Net gain on equity method transactions for the three and six months ended June 30, 2025 includes a gain of approximately $33 million recorded as a result of the Motional funding transaction completed in May 2025 and a gain of approximately $13 million from the closing of the sale of TTTech Auto AG (“TTTech Auto) in June 2025.
Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$52	$16	$(36)

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$94	$342	$248
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
The Company’s effective tax rate for the three and six months ended June 30, 2026 includes net discrete tax benefits of approximately $5 million and $7 million, respectively, primarily related to prior year true-ups. The Company’s effective tax rate for the three and six months ended June 30, 2025 includes net discrete tax benefits of approximately $40 million and net discrete tax expense of approximately $241 million, respectively, primarily related to changes in valuation allowances, as described below, partially offset by changes in reserves.
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
Refer to Note 10. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$17	$14	$(3)

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$34	$29	$(5)
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity losses recognized by Aptiv for each period presented are primarily attributable to the Motional autonomous driving joint venture. Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

Income from Discontinued Operations

	Three Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
(Loss) income from discontinued operations, net of tax	$(50)	$133	$(183)

	Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$13	$263	$(250)
Income from discontinued operations, net of tax reflects the results of the Company's previously reported Electrical Distribution Systems segment, which has been reclassified to discontinued operations as a result of the Separation in April 2026.

(Loss) income from discontinued operations, net of tax decreased during the three and six months ended June 30, 2026 as compared to 2025, primarily due to the completion of the Separation on April 1, 2026. (Loss) income from discontinued operations, net of tax for the three and six months ended June 30, 2026 also includes costs of approximately $50 million in bank-related success fees related to the Separation.
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
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, the Company’s previously reported Electrical Distribution Systems segment has been classified as discontinued operations for all periods presented. Amounts for shared operating expenses that were allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company's reportable operating segments.
Our management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income (loss) attributable to Aptiv, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Aptiv, should also not be compared to similarly titled measures reported by other companies. Refer to Note 18. Segment Reporting to the consolidated financial statements contained herein for additional information.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2026 and 2025 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Engineered Components	$1,800	$1,718	$82	$52	$20	$10	$—	$82
Intelligent Systems	1,501	1,507	(6)	(16)	10	—	—	(6)
Eliminations and Other	(27)	(26)	(1)	1	(3)	1	—	(1)
Total	$3,274	$3,199	$75	$37	$27	$11	$—	$75

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Engineered Components	$3,422	$3,298	$124	$20	$88	$16	$—	$124
Intelligent Systems	2,934	2,931	3	(28)	31	—	—	3
Eliminations and Other	(50)	(43)	(7)	(4)	(4)	1	—	(7)
Total	$6,306	$6,186	$120	$(12)	$115	$17	$—	$120

Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Engineered Components	27.6%	25.8%	26.9%	26.0%
Intelligent Systems	18.5%	19.0%	17.8%	18.6%
Total	23.7%	22.9%	22.9%	22.7%
Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Engineered Components	$317	$259	$58	$8	$26	$24	$58
Intelligent Systems	$156	$151	$5	$(24)	$(14)	$43	$5
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $54 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Favorable foreign currency impacts of $35 million, primarily related to the Mexican Peso; and
•$15 million of decreased SG&A expense, not including the impact of separation costs and other acquisition and portfolio project costs.

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Engineered Components	$559	$506	$53	$5	$10	$38	$53
Intelligent Systems	$270	$283	$(13)	$(39)	$(24)	$50	$(13)
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $87 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by the following items included within Other in the table above:
•Favorable foreign currency impacts of $46 million, primarily related to the Mexican Peso; and
•Approximately $20 million of decreased warranty costs.

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
As of June 30, 2026, we had cash and cash equivalents of $761 million and net debt (defined as outstanding debt less cash and cash equivalents) of $4.6 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2026:

June 30, 2026

(in millions)
Cash and cash equivalents	$761
Revolving Credit Facility, unutilized portion (1)	1,998
Committed European accounts receivable factoring facility, unutilized portion (2)	512
Total available liquidity	$3,271
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of June 30, 2026.
(2)Based on June 30, 2026 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of June 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $0.7 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.

Spin-Off of Electrical Distribution Systems business into Versigent
On January 22, 2025, the Company announced its intention to pursue a Separation of its Electrical Distribution Systems business. Pursuant to the Separation and Distribution Agreement, the Company transferred to Versigent the assets and liabilities that comprised Versigent’s business and completed the Separation on April 1, 2026 by distributing to Aptiv shareholders on a pro rata basis all of the outstanding ordinary shares of Versigent.
Versigent began trading on the NYSE under the symbol “VGNT” on April 1, 2026.
In connection with the Separation, the Company received a cash distribution of approximately $1.9 billion from Versigent. The Company used the proceeds received from the cash distribution to redeem the 4.650% Senior Notes and settle the Tender Offer, as described in Note 8. Debt to the consolidated financial statements contained herein. Versigent financed this cash distribution through the issuance of approximately $2.1 billion of debt, consisting of the Spin-Off Term Loan A Facility and the Spin-Off Senior Notes (collectively, the “Versigent Debt”), as described below, which was transferred to Versigent on April 1, 2026, and is no longer reflected in the Company’s consolidated financial statements beginning April 1, 2026.
The requirements for presenting Versigent as a discontinued operation were met when the Separation was completed, requiring retrospective application to the balance sheet, statement of operations and statement of cash flows for all periods presented. Amounts for shared operating expenses allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company's reportable operating segments.
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
Coinciding with the completion of the Separation, the Company incurred costs of approximately $50 million ($50 million, net of tax) in bank-related success fees during the three months ended June 30, 2026, which have been reclassified to discontinued operations.
During the three and six months ended June 30, 2026, the Company incurred costs of approximately $18 million and $75 million, respectively, related to the Separation, of which approximately $0 million and $52 million, respectively, were reclassified to discontinued operations. During the three and six months ended June 30, 2025, the Company incurred costs of approximately $28 million and $47 million, respectively, of which approximately $27 million and $46 million, respectively, were reclassified to discontinued operations. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during the remainder of 2026.
During the three months ended June 30, 2026, the Company recognized revenue of approximately $201 million for sales to Versigent.
The Company separated its defined benefit pension and other post-employment benefit plans in anticipation of the Separation. In addition, as a result of the Separation, the Company adjusted its employee share based compensation awards. Refer to Note 17. Share-Based Compensation to the consolidated financial statements contained herein for additional information.
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
During the six months ended June 30, 2026, the Company repurchased approximately 5.1 million of our outstanding ordinary shares for $325 million in the open market.
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
As of June 30, 2026, approximately $1,790 million of share repurchases remained available under the July 2024 share repurchase program. During the period from July 1, 2026 to August 3, 2026, the Company repurchased an additional $46 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,744 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Acquisitions, Divestitures and Other Transactions
Electrical Distribution Systems Spin-Off —As described above, on April 1, 2026, the Company completed the Separation of its Electrical Distribution Systems business into a new, independent publicly traded company, Versigent. Refer to Note 21. Discontinued Operations to the consolidated financial statements contained herein for additional detail.
Acquisition of Redeemable Noncontrolling Interest in Intercable Automotive Solutions S.r.l.—On November 30, 2022, Aptiv acquired 85% of the equity interests of Intercable Automotive Solutions S.r.l. (“Intercable Automotive”), a manufacturer of high-voltage busbars and interconnect solutions, for total consideration of $609 million. The results of operations of Intercable Automotive are reported within the Engineered Components segment from the date of acquisition. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 15% of Intercable Automotive for cash at a contractually defined value beginning in 2026. In June 2026, the noncontrolling interest holders exercised their option to sell the remaining 15% of Intercable Automotive at the contractually defined value of approximately $67 million. The transaction closed on June 30, 2026. As a result, Aptiv owned 100% of the equity interest in Intercable Automotive as of June 30, 2026, and no redeemable noncontrolling interest remained.
Acquisition of Optical Fiber Packaging Ltd. —In June 2026, Aptiv entered into an agreement to acquire 100% of the equity interests of Optical Fiber Packaging Ltd. (“OFP”), a manufacturer of specialty fiber optic interconnects, components and integrated optical solutions, for approximately £18 million, subject to customary post-closing adjustments. The acquisition is anticipated to close in the second half of 2026 and will be accounted for as a business combination, with the operating results of OFP included within the Company’s Engineered Components segment from the date of acquisition.
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
Refer to Note 16. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of the Company’s business acquisitions and divestitures.
Investment in StradVision, Inc.—On June 30, 2026, StradVision, a provider of deep learning-based camera perception software for automotive applications, completed its initial public offering (“IPO”), and shares of StradVision began trading on the Korean stock exchange. As a result of the IPO, our common equity interest in StradVision was diluted from 41% as of March 31, 2026 to approximately 36% as of June 30, 2026. Accordingly, the Company recognized a gain of approximately $3 million (approximately $0.01 per diluted share) during the three months ended June 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
Prior to the IPO, on October 20, 2025, Aptiv entered into an agreement with StradVision to convert the Company’s existing preferred shares in StradVision into common shares (the “Conversion”), resulting in a common equity interest of approximately 41% in StradVision. Aptiv previously made KRW-denominated investments in StradVision totaling approximately $40 million in the first half of 2025 and approximately $108 million in prior years (using foreign currency rates on the date of the respective investments).

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
Investment in TTTech Auto AG—The shareholders of TTTech Auto closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the year ended December 31, 2025, within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
Technology Investments—During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of June 30, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using June 30, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of June 30, 2026, and the satisfaction of customary closing conditions.
Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for further detail of the Company’s investments.
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

As of June 30, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2025.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	June 30, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of June 30, 2026.
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

Spin-Off Credit Agreement—In November 2025, Versigent, Cyprium U.S. and Cyprium Luxembourg entered into a credit agreement (the “Spin-Off Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Spin-Off Term Loan A Facility”) and an $850 million five-year senior secured revolving credit facility (the “Spin-Off Revolving Credit Facility”) (collectively, the “Spin-Off Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A., which was subsequently amended on March 25, 2026. The loans available under the Spin-Off Term Loan A Facility were fully drawn as of March 31, 2026 by Versigent. No amounts were drawn under the Spin-Off Revolving Credit Facility as of March 31, 2026. The Spin-Off Credit Facilities were entered into in connection with the Separation, and following the Separation became obligations of Versigent and its subsidiaries. Aptiv and its subsidiaries have no obligations under the Spin-Off Credit Facilities.
Spin-Off Unsecured Senior Notes—On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg (the “Co-Issuers”) issued $1.6 billion in aggregate principal amount of senior unsecured notes in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended, consisting of $800 million aggregate principal amount of 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Spin-Off Senior Notes”). The 2031 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.125%; and the 2034 Senior Notes were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest on the Spin-Off Senior Notes is payable semi-annually on April 15 and October 15 of each year. From the date of the Separation, the Spin-Off Senior Notes were guaranteed, jointly and severally, on an unsecured basis, by each of Versigent’s current and future subsidiaries that guarantee the Spin-Off Credit Facilities, as described above. The Spin-Off Senior Notes were entered into in connection with the Separation, and following the Separation became obligations of Versigent and its subsidiaries. Aptiv and its subsidiaries have no obligations under the Spin-Off Senior Notes.
The Co-Issuers used the proceeds from the Spin-Off Senior Notes, together with the proceeds from borrowings under the Spin-Off Term Loan A Facility, to provide funding to Versigent, which Versigent used to pay a cash distribution to Aptiv as described above, with remaining proceeds to be used for general corporate purposes.
Senior Unsecured Notes and Junior Subordinated Unsecured Notes
As of June 30, 2026, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$569	1.60%	September 2016	September 2028	September 15
$261	3.25%	February 2022	March 2032	March 1 and September 1
$145	5.15%	September 2024	September 2034	March 13 and September 13
$854	4.25%	June 2024	June 2036	June 11
$188	4.40%	September 2016	October 2046	April 1 and October 1
$227	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$920	4.15%	February 2022	May 2052	May 1 and November 1
$246	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.
On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of the Notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above, and recognized a gain on debt extinguishment of approximately $55 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations contained herein.

In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above. As a result of the redemption of the 4.650% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the three months ended June 30, 2026, within other income, net in the consolidated statements of operations contained herein.
In February 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes for cash consideration of approximately $276 million, inclusive of accrued interest through the repayment date, utilizing cash on hand. As a result of the redemption of the 4.35% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $5 million during the six months ended June 30, 2026, within other income, net in the consolidated statements of operations contained herein.
Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of June 30, 2026, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Six Months Ended June 30, 2026	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$35
Net loss	$(71)
Net loss attributable to Aptiv	$(71)

As of June 30, 2026:
Current assets (1)	$5,227
Long-term assets (1)	$837
Current liabilities (2)	$5,410
Long-term liabilities (2)	$5,552
Noncontrolling interest	$—

As of December 31, 2025:
Current assets (1)	$5,827
Long-term assets (1)	$840
Current liabilities (2)	$5,673
Long-term liabilities (2)	$7,687
Noncontrolling interest	$—
(1)Includes current assets of $4,893 million and $4,858 million, and long-term assets of $813 million and $770 million, due from Non-Guarantors as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes current liabilities of $5,340 million and $5,577 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of June 30, 2026 and December 31, 2025, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of June 30, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. No amounts were drawn on the Revolving Credit Facility during the six months ended June 30, 2026.
Finance leases and other—As of June 30, 2026 and December 31, 2025, approximately $23 million and $25 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of June 30, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $82 million and $531 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows provided by operating activities from continuing operations for the six months ended June 30, 2026 consisted primarily of income from continuing operations of $425 million, increased by $355 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $752 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities from continuing operations for the six months ended June 30, 2025 consisted primarily of income from continuing operations of $123 million, increased by $393 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, and by $309 million for non-cash changes in deferred income taxes, partially offset by $340 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $346 million and $133 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows used in investing activities for the six months ended June 30, 2026 primarily consisted of capital expenditures of $278 million and the acquisition of the redeemable noncontrolling interest in Intercable Automotive of $67 million. Cash flows used in investing activities for the six months ended June 30, 2025 primarily consisted of capital expenditures of $267 million, partially offset by proceeds from the sale of equity method investments of $164 million.
Financing activities—Net cash used in financing activities from continuing operations totaled $775 million and $596 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows used in financing activities from continuing operations for the six months ended June 30, 2026 primarily included $2,054 million for the repayment of senior notes, $322 million paid to repurchase ordinary shares and $282 million of cash transferred to Versigent related to the spin-off, partially offset by the $1,920 million cash dividend received from Versigent. Cash flows used in financing activities from continuing operations for the six months ended June 30, 2025 primarily included $324 million in repayments under short-term debt agreements and $250 million for the repayment of the Term Loan A.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 9. Commitments and Contingencies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 13. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of June 30, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment-related and environmental matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025. For a description of our outstanding material legal proceedings, see Note 9. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2026, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
April 1, 2026 to April 30, 2026	736,164	$59.90	736,164	$1,996
May 1, 2026 to May 31, 2026	1,523,013	$57.39	1,523,013	$1,909
June 1, 2026 to June 30, 2026	1,799,695	$65.84	1,799,695	$1,790
Total	4,058,872	$61.59	4,058,872

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the second quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Varun Laroyia, Executive Vice President and Chief Financial Officer	Adoption	5/22/2026	4/30/2027	Sale of up to 41,000 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.

During the second quarter of 2026, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.1	*+	Form of Officer Performance-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2026
10.2	*+	Form of Officer Time-Based RSU Award pursuant to the Aptiv PLC Long-Term Incentive Plan, effective 2026
22	*	List of Guarantor Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: August 4, 2026