Form 10-Q
period 2026-09-30
Aptiv PLC
filed 2026-11-03
CIK 1521332

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 30, 2026, was 202,430,074.

APTIV PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APTIV PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net sales	$3,199	$3,127	$9,505	$9,313
Operating expenses:
Cost of sales	2,509	2,408	7,370	7,192
Selling, general and administrative	294	333	954	969
Amortization	107	52	211	155
Restructuring (Note 7)	8	39	48	88
Goodwill impairment (Note 2)	—	648	—	648
Total operating expenses	2,918	3,480	8,583	9,052
Operating income (loss)	281	(353)	922	261
Interest expense	(59)	(88)	(205)	(273)
Other income, net (Note 15)	5	21	60	40
Net gain on equity method transactions (Note 20)	19	—	22	46
Income (loss) from continuing operations before income taxes and equity loss	246	(420)	799	74
Income tax expense (Note 10)	(36)	(59)	(130)	(401)
Income (loss) from continuing operations before equity loss	210	(479)	669	(327)
Equity loss, net of tax	(16)	(9)	(50)	(38)
Income (loss) from continuing operations	194	(488)	619	(365)
Income from discontinued operations, net of tax (Note 21)	—	136	13	399
Net income (loss)	194	(352)	632	34
Net income attributable to noncontrolling interest	—	3	3	9
Net loss attributable to redeemable noncontrolling interest	—	—	(2)	(2)
Net income (loss) attributable to Aptiv	$194	$(355)	$631	$27

Amounts attributable to Aptiv:
Income (loss) from continuing operations	$194	$(488)	$621	$(363)
Income from discontinued operations	—	133	10	390
Net income (loss)	$194	$(355)	$631	$27

Basic net income (loss) per share:
Continuing operations	$0.94	$(2.24)	$2.96	$(1.64)
Discontinued operations	—	0.61	0.05	1.76
Basic net income (loss) per share attributable to Aptiv	$0.94	$(1.63)	$3.01	$0.12
Weighted average number of basic shares outstanding	206.01	217.41	209.88	221.72

Diluted net income (loss) per share:
Continuing operations	$0.94	$(2.24)	$2.95	$(1.64)
Discontinued operations	—	0.61	0.05	1.76
Diluted net income (loss) per share attributable to Aptiv	$0.94	$(1.63)	$3.00	$0.12
Weighted average number of diluted shares outstanding	206.29	217.41	210.43	221.72
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net income	$194	$(352)	$632	$34
Other comprehensive income (loss):
Currency translation adjustments	81	(26)	(17)	307
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 13)	(15)	33	(20)	166
Employee benefit plans adjustment, net of tax	—	2	—	1
Net change in unrealized (loss) gain on available-for-sale debt securities, net of tax (Note 14)	—	(4)	2	5
Other comprehensive income (loss)	66	5	(35)	479
Comprehensive income (loss)	260	(347)	597	513
Comprehensive income attributable to noncontrolling interests	—	4	4	11
Comprehensive (loss) income attributable to redeemable noncontrolling interest	—	(1)	(5)	10
Comprehensive income (loss) attributable to Aptiv	$260	$(350)	$598	$492
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$670	$1,575
Restricted cash	8	3
Accounts receivable, net of allowance for doubtful accounts of $30 million and $28 million, respectively (Note 2)	2,509	1,910
Inventories (Note 3)	2,202	1,789
Other current assets (Note 4)	703	627
Current assets of discontinued operations (Note 21)	—	2,841
Total current assets	6,092	8,745
Long-term assets:
Property, net	2,798	2,872
Operating lease right-of-use assets	299	331
Investments in affiliates (Note 20)	1,269	1,288
Intangible assets, net (Note 2)	1,777	1,997
Goodwill (Note 2)	3,972	4,008
Other long-term assets (Note 4)	1,895	1,816
Long-term assets of discontinued operations (Note 21)	—	2,356
Total long-term assets	12,010	14,668
Total assets	$18,102	$23,413
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$24	$23
Accounts payable	1,978	1,623
Accrued liabilities (Note 5)	1,085	1,191
Current liabilities of discontinued operations (Note 21)	—	2,200
Total current liabilities	3,087	5,037
Long-term liabilities:
Long-term debt (Note 8)	5,332	7,467
Pension benefit obligations	213	212
Long-term operating lease liabilities	249	270
Other long-term liabilities (Note 5)	433	479
Long-term liabilities of discontinued operations (Note 21)	—	449
Total long-term liabilities	6,227	8,877
Total liabilities	9,314	13,914
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 2)	—	102
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 203,657,038 and 212,746,899 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	3,591	3,619
Retained earnings	5,569	6,227
Accumulated other comprehensive loss (Note 12)	(374)	(641)
Total Aptiv shareholders’ equity	8,788	9,207
Noncontrolling interest	—	190
Total shareholders’ equity	8,788	9,397
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$18,102	$23,413
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$632	$34
Income from discontinued operations, net of tax	13	399
Income (loss) from continuing operations	619	(365)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	420	417
Amortization	211	155
Amortization of deferred debt issuance costs	5	7
Restructuring expense, net of cash paid	(26)	4
Deferred income taxes	(25)	357
Pension and other postretirement benefit expenses	15	16
Loss from equity method investments, net of dividends received	50	38
Gain on extinguishment of debt	(39)	—
Loss (gain) on sale of assets	2	(6)
Goodwill impairment	—	648
Operating lease right-of-use asset impairment	14	—
Share-based compensation	72	100
Net gain on equity method transactions	(22)	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(386)	(214)
Inventories	(393)	(191)
Other assets	(186)	(124)
Accounts payable	194	194
Accrued and other long-term liabilities	(109)	(142)
Other, net	(4)	11
Pension contributions	(10)	(6)
Net cash provided by operating activities from continuing operations	402	853
Net cash (used in) provided by operating activities from discontinued operations	(133)	514
Net cash provided by operating activities	269	1,367
Cash flows from investing activities:
Capital expenditures	(404)	(366)
Proceeds from sale of property	1	2
Proceeds from asset sale	—	4
Cost of business acquisitions and other transactions, net of cash acquired	(25)	—
Proceeds from sale of technology investments	—	12
Cost of technology investments	—	(42)
Acquisition of redeemable noncontrolling interest	(67)	—
Proceeds from the sale of equity method investments	—	164
Settlement of derivatives	(3)	4
Net cash used in investing activities from continuing operations	(498)	(222)
Net cash used in investing activities from discontinued operations	(66)	(123)
Net cash used in investing activities	(564)	(345)
See notes to consolidated financial statements.

APTIV PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(5)	(327)
Repayment of term loans	—	(250)
Repayment of senior notes	(2,054)	(144)
Fees related to modification of debt agreements	—	(5)
Dividend received from spin-off of Versigent	1,893	—
Cash transferred to Versigent related to spin-off	(282)	—
Repurchase of ordinary shares	(558)	(96)
Taxes withheld and paid on employees’ restricted share awards	(33)	(21)
Net cash used in financing activities from continuing operations	(1,039)	(843)
Net cash provided by (used in) financing activities from discontinued operations	150	(142)
Net cash used in financing activities	(889)	(985)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	8	32
(Decrease) increase in cash, cash equivalents and restricted cash	(1,176)	69
Cash, cash equivalents and restricted cash at beginning of the period	1,854	1,574
Cash, cash equivalents and restricted cash at end of the period	$678	$1,643
Cash, cash equivalents and restricted cash of discontinued operations	$—	$234
Cash, cash equivalents and restricted cash of continuing operations	$678	$1,409

	September 30,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$159	$140
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,

		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2026		(in millions)
Balance at June 30, 2026	$—	208	$2	$3,613	$5,578	$(440)	$8,753	$—	$8,753
Net income	—	—	—	—	194	—	194	—	194
Other comprehensive income	—	—	—	—	—	66	66	—	66
Taxes withheld on employees’ restricted share award vestings	—	—	—	(1)	—	—	(1)	—	(1)
Repurchase of ordinary shares	—	(5)	—	(43)	(190)	—	(233)	—	(233)
Distribution of Versigent	—	—	—	—	(13)	—	(13)	—	(13)
Share-based compensation	—	1	—	22	—	—	22	—	22
Balance at September 30, 2026	$—	204	$2	$3,591	$5,569	$(374)	$8,788	$—	$8,788

2025
Balance at June 30, 2025	$103	218	$2	$3,605	$6,797	$(714)	$9,690	$182	$9,872
Net loss	—	—	—	—	(355)	—	(355)	—	(355)
Other comprehensive (loss) income	(1)	—	—	—	—	5	5	1	6
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	3	3
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(6)	(6)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(4)	—	—	(4)	—	(4)
Repurchase of ordinary shares	—	(1)	—	(11)	(85)	—	(96)	—	(96)
Share-based compensation	—	—	—	42	—	—	42	—	42
Balance at September 30, 2025	$102	217	$2	$3,632	$6,357	$(709)	$9,282	$180	$9,462
See notes to consolidated financial statements.

APTIV PLC
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30,

		Ordinary Shares

	Redeemable Noncontrolling Interest	Number of shares	Amount of shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aptiv Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

2026		(in millions)
Balance at January 1, 2026	$102	213	$2	$3,619	$6,227	$(641)	$9,207	$190	$9,397
Net income	—	—	—	—	631	—	631	—	631
Other comprehensive (loss) income	(3)	—	—	—	—	(33)	(33)	1	(32)
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	3	3
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(4)	(4)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(37)	—	—	(37)	—	(37)
Repurchase of ordinary shares	—	(10)	—	(90)	(468)	—	(558)	—	(558)
Distribution of Versigent	—	—	—	—	(2,714)	293	(2,421)	(190)	(2,611)
Dividend received from spin-off of Versigent	—	—	—	—	1,893	—	1,893	—	1,893
Acquisition of redeemable noncontrolling interest (Note 16)	(97)	—	—	23	—	7	30	—	30
Share-based compensation	—	1	—	76	—	—	76	—	76
Balance at September 30, 2026	$—	204	$2	$3,591	$5,569	$(374)	$8,788	$—	$8,788

2025
Balance at January 1, 2025	$92	235	$2	$2,966	$7,002	$(1,174)	$8,796	$197	$8,993
Net income	—	—	—	—	27	—	27	—	27
Other comprehensive income	12	—	—	—	—	465	465	2	467
Net (loss) income attributable to noncontrolling interest	(2)	—	—	—	—	—	—	9	9
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(28)	(28)
Taxes withheld on employees’ restricted share award vestings	—	—	—	(23)	—	—	(23)	—	(23)
Repurchase of ordinary shares	—	(19)	—	(174)	(672)	—	(846)	—	(846)
Forward contracts for share repurchases	—	—	—	750	—	—	750	—	750
Share-based compensation	—	1	—	113	—	—	113	—	113
Balance at September 30, 2025	$102	217	$2	$3,632	$6,357	$(709)	$9,282	$180	$9,462
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
Aptiv held no investments in publicly traded equity securities as of September 30, 2026 and December 31, 2025. Aptiv’s non-publicly traded investments totaled $67 million and $65 million as of September 30, 2026 and December 31, 2025, respectively, and are classified within other long-term assets in the consolidated balance sheets. Refer to Note 20. Investments in Affiliates for further information regarding Aptiv’s investments.

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
Aptiv primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of September 30, 2026 and December 31, 2025, the Company reported $2,509 million and $1,910 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $30 million and $28 million, respectively. Changes in the allowance for doubtful accounts were not material for the nine months ended September 30, 2026.
Inventories—As of September 30, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 3. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the net realizable value of inventory on hand in excess of one year’s supply is fully-reserved.
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

Intangible assets—Intangible assets were $1,777 million and $1,997 million as of September 30, 2026 and December 31, 2025, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Indefinite-lived in-process research and development intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.
During the three months ended September 30, 2026, Aptiv recorded non-cash intangible asset impairment charges of approximately $56 million as a result of the Company’s implementation of a rebranding initiative within the Engineered Components segment, as part of which the Company will cease using certain previously-acquired trade names. Amortization expense, including intangible asset impairment charges, was $107 million and $211 million for the three and nine months ended September 30, 2026, respectively, and $52 million and $155 million for the three and nine months ended September 30, 2025, respectively.
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
When a quantitative assessment is required, the estimated fair value of the Company’s reporting units is primarily determined using discounted cash flow projections, and developed based on current and future market conditions and the best information available at the impairment assessment date. Significant assumptions used in these analyses include management’s forecasted cash flows, including estimated future revenue growth and EBITDA margins, and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit.
The Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair value of any of its reporting units were below their carrying amounts.
During the third quarter of 2026, we identified indicators of potential goodwill impairment, primarily as a result of a decline in the Company’s market capitalization during the quarter. Accordingly, we performed an interim quantitative assessment (step 1) for all reporting units, and concluded that the estimated fair value of each reporting unit exceeded its respective carrying amount. As a result, no goodwill impairment existed. Although we believe our estimates of fair value are reasonable based on current and future market conditions and the best information available at the impairment assessment date, the reporting units’ future financial performance is dependent on our ability to execute our business plan. Future changes in the judgments, assumptions and estimates used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair value. A reduction in the estimated fair value of one or more reporting units could result in non-cash impairment charges in a future period.

In the first quarter of 2026, due to the realignment of the business structure within the Intelligent Systems segment, including how management views and manages this business, we reassessed the composition of our reporting units. As a result of the reassessment, our former Wind River reporting unit is now managed as part of our Intelligent Systems reporting unit. Upon realignment of our reporting units, we tested goodwill related to the impacted reporting units immediately before the reassessment. The Company performed a qualitative assessment (step 0) for its former Advanced Safety and User Experience Core reporting unit, concluding that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value remained in excess of its carrying value, and performed a quantitative assessment (step 1) for its former Wind River reporting unit, concluding that its fair value exceeded its carrying value, indicating no goodwill impairment existed. Immediately after the reassessment, the Company performed a quantitative assessment (step 1) for its Intelligent Systems reporting unit, concluding that its fair value exceeded its carrying value, indicating no goodwill impairment existed. The realignment of the Company’s reporting units did not change the composition of our reportable segments.
The Company concluded there were no goodwill impairments during the three and nine months ended September 30, 2026.
During the third quarter of 2025, increased discount rates and a reduction in forecasted cash flows led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the estimated fair value of its former Wind River reporting unit within the Intelligent Systems segment would be below its carrying value at September 30, 2025. Accordingly, we performed an interim quantitative assessment for goodwill impairment. The modifications to forecasted reporting unit cash flows were attributable to the impacts resulting from market and industry delays in the broader adoption of software-defined vehicles. For example, certain of our OEM customers have recently announced delays in their software-defined vehicle investment strategies amidst reduced expectations for consumer demand for these products. Additionally, the Company is making incremental investments to further develop and grow the aerospace & defense and telecommunications businesses and product offerings for the reporting unit.
The quantitative assessment indicated that the carrying value of its former Wind River reporting unit exceeded its estimated fair value. As a result, during the three months ended September 30, 2025, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to this reporting unit. Following the impairment, goodwill related to its former Wind River reporting unit was approximately $1,631 million. The Company concluded there were no other goodwill impairments during the three and nine months ended September 30, 2025.
Goodwill was $3,972 million and $4,008 million as of September 30, 2026 and December 31, 2025, respectively.
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
Defined benefit plans—Certain of Aptiv’s non-U.S. subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The obligations for these plans are recorded over the requisite service period. The Company recognized net periodic benefit cost of $5 million and $15 million for the three and nine months ended September 30, 2026, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2025, respectively.
Customer concentrations—We sell our products and services to the major global automotive OEMs in every region of the world. Our ten largest customers accounted for approximately 42% and 41% of our total net sales for the three and nine months ended September 30, 2026, respectively, which included approximately 11% and 11%, respectively, to an individual Global OEM. Our ten largest customers accounted for approximately 38% and 39% for the three and nine months ended September 30, 2025, respectively, which included approximately 12% and 12%, respectively, to an individual Global OEM. During the three and nine months ended September 30, 2026, our Intelligent Systems segment recognized net sales to nine of our ten largest customers, and our Engineered Components segment recognized net sales to each of our ten largest customers. During the three and nine months ended September 30, 2025, our Intelligent Systems segment recognized net sales to each of our ten largest customers, and our Engineered Components segment recognized net sales to nine and ten of our largest customers, respectively.
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

3. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2026	December 31, 2025

	(in millions)
Productive material	$1,539	$1,202
Work-in-process	158	146
Finished goods	505	441
Total	$2,202	$1,789

4. ASSETS
Other current assets consisted of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Value added tax receivable	$172	$113
Prepaid insurance and other expenses	109	105
Reimbursable engineering costs	177	192
Notes receivable	4	5
Income and other taxes receivable	86	85
Deposits to vendors	6	5
Derivative financial instruments (Note 13)	36	44
Capitalized upfront fees (Note 19)	11	7
Contract assets (Note 19)	100	68
Other	2	3
Total	$703	$627

Other long-term assets consisted of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Deferred income taxes, net	$1,439	$1,411
Unamortized Revolving Credit Facility debt issuance costs	5	6
Income and other taxes receivable	34	64
Reimbursable engineering costs	168	94
Value added tax receivable	—	1
Technology investments (Note 20)	67	65
Derivative financial instruments (Note 13)	5	12
Capitalized upfront fees (Note 19)	18	14
Contract assets (Note 19)	95	92
Other	64	57
Total	$1,895	$1,816

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Payroll-related obligations	$227	$212
Employee benefits, including current pension obligations	77	111
Income and other taxes payable	115	132
Warranty obligations (Note 6)	67	89
Restructuring (Note 7)	34	62
Customer deposits	69	58
Derivative financial instruments (Note 13)	2	1
Accrued interest	60	80
Contract liabilities (Note 19)	60	84
Operating lease liabilities	90	89
Other	284	273
Total	$1,085	$1,191

Other long-term liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Environmental	$2	$2
Extended disability benefits	3	3
Warranty obligations (Note 6)	12	19
Restructuring (Note 7)	11	11
Payroll-related obligations	11	11
Accrued income taxes	131	171
Deferred income taxes, net	209	205
Contract liabilities (Note 19)	3	6
Derivative financial instruments (Note 13)	3	—
Other	48	51
Total	$433	$479

6. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Aptiv has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of September 30, 2026. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2026 to be zero to $40 million.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2026:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$108
Provision for estimated warranties incurred during the period	28
Changes in estimate for pre-existing warranties	7
Settlements	(64)
Accrual balance at end of period	$79

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the three and nine months ended September 30, 2026, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $8 million and $48 million, respectively.

There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $50 million (of which approximately $15 million relates to the Engineered Components segment and approximately $35 million relates to the Intelligent Systems segment) for approved programs within the next twelve months.
During the three and nine months ended September 30, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $39 million and $88 million, respectively. The charges recorded during the three months ended September 30, 2025 included the recognition of approximately $25 million related to workforce optimization within the Intelligent Systems segment. The charges recorded during the nine months ended September 30, 2025 also included the recognition of approximately $15 million for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Aptiv incurred cash expenditures related to its restructuring programs of approximately $74 million and $84 million in the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2026 and 2025 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Engineered Components	$5	$2	$17	$35
Intelligent Systems	3	37	31	53
Total	$8	$39	$48	$88
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2026	$73	$—	$73
Provision for estimated expenses incurred during the period	48	—	48
Payments made during the period	(74)	—	(74)
Foreign currency and other	(2)	—	(2)
Accrual balance at September 30, 2026	$45	$—	$45

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in millions)
1.60%, Euro-denominated senior notes, due 2028 (net of $1 and $1 unamortized issuance costs, respectively)	$568	$586
4.35%, senior notes, due 2029 (net of $0 and $1 unamortized issuance costs, respectively)	—	265
4.65%, senior notes, due 2029 (net of $0 and $3 unamortized issuance costs, respectively)	—	398
3.25%, senior notes, due 2032 (net of $1 and $4 unamortized issuance costs and $1 and $2 discount, respectively)	259	711
5.15%, senior notes, due 2034 (net of $1 and $4 unamortized issuance costs and $0 and $1 discount, respectively)	144	511
4.25%, Euro-denominated senior notes, due 2036 (net of $6 and $6 unamortized issuance costs and $2 and $2 discount, respectively)	845	872
4.40%, senior notes, due 2046 (net of $1 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	186	296
5.40%, senior notes, due 2049 (net of $2 and $3 unamortized issuance costs and $1 and $1 discount, respectively)	224	346
3.10%, senior notes, due 2051 (net of $14 and $15 unamortized issuance costs and $28 and $28 discount, respectively)	1,458	1,457
4.15%, senior notes, due 2052 (net of $9 and $10 unamortized issuance costs and $1 and $2 discount, respectively)	910	988
5.75%, senior notes, due 2054 (net of $3 and $6 unamortized issuance costs and $1 and $3 discount, respectively)	242	541
6.875%, fixed-to-fixed reset rate junior subordinated notes, due 2054 (net of $6 and $6 unamortized issuance costs, respectively)	494	494
Finance leases and other	26	25
Total debt	5,356	7,490
Less: current portion	(24)	(23)
Long-term debt	$5,332	$7,467
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
The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million, which were paid during the first quarter of 2025 and reflected as a financing activity in the consolidated statements of cash flows for the nine months ended September 30, 2025.

As of September 30, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2026.
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

On September 20, 2016, Aptiv PLC issued $300 million in aggregate principal amount of 4.40% senior unsecured notes due 2046 (the “2016 Senior Notes”) in a transaction registered under the Securities Act. The 2016 Senior Notes were priced at 99.454% of par, resulting in a yield to maturity of 4.433%. The proceeds, together with proceeds from the 2016 Euro-denominated Senior Notes, were utilized to redeem $800 million of 5.00% senior unsecured notes due 2023. Aptiv incurred approximately $3 million of issuance costs in connection with the 2016 Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $112 million aggregate principal amount outstanding of the 2016 Senior Notes for cash consideration of approximately $92 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 2016 Senior Notes, Aptiv recognized a gain on debt extinguishment of approximately $18 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations.
On March 14, 2019, Aptiv PLC issued $650 million in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $300 million of 4.35% senior unsecured notes due 2029 (the “4.35% Senior Notes”) and $350 million of 5.40% senior unsecured notes due 2049 (the “5.40% Senior Notes”) (collectively, the “2019 Senior Notes”). The 4.35% Senior Notes were priced at 99.879% of par, resulting in a yield to maturity of 4.365%, and the 5.40% Senior Notes were priced at 99.558% of par, resulting in a yield to maturity of 5.430%. The proceeds were utilized to redeem $650 million of 3.15% senior unsecured notes due 2020. Aptiv incurred approximately $7 million of issuance costs in connection with the 2019 Senior Notes. Interest on the 2019 Senior Notes is payable semi-annually on March 15 and September 15 of each year to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date. In February 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes for cash consideration of approximately $276 million, inclusive of accrued interest through the repayment date, utilizing cash on hand. As a result of the redemption of the 4.35% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $5 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $123 million aggregate principal amount outstanding of the 5.40% Senior Notes for cash consideration of approximately $115 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 5.40% Senior Notes, Aptiv recognized a gain on debt extinguishment of approximately $7 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations.
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

Aptiv incurred approximately $22 million of issuance costs in connection with the 2022 Senior Notes. Interest on the 3.25% Senior Notes and 4.15% Senior Notes is payable semi-annually on February 18 and August 18 (commencing August 18, 2022), March 1 and September 1 (commencing September 1, 2022) and May 1 and November 1 (commencing May 1, 2022), respectively, of each year to holders of record at the close of business on February 3 or August 3, February 15 or August 15, April 15 or October 15, respectively, immediately preceding the interest payment date. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $456 million aggregate principal amount outstanding of the 3.25% Senior Notes for cash consideration of approximately $431 million, and $80 million aggregate principal amount outstanding of the 4.15% Senior Notes for cash consideration of approximately $63 million, both inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 3.25% Senior Notes and 4.15% Senior Notes, Aptiv recognized gains on debt extinguishment of approximately $23 million and $17 million, respectively, during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations.
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
On September 13, 2024, Aptiv PLC and AGF DAC together issued $1.65 billion in aggregate principal amount of senior unsecured notes in a transaction registered under the Securities Act, comprised of $550 million of 4.650% senior unsecured notes due 2029 (the “4.650% Senior Notes”), $550 million of 5.150% senior unsecured notes due 2034 (the “5.150% Senior Notes”) and $550 million of 5.750% senior unsecured notes due 2054 (the “5.750% Senior Notes”) (collectively, the “2024 Senior Notes”). The 2024 Senior Notes are guaranteed by Aptiv LLC. The 4.650% Senior Notes were priced at 99.912% of par, resulting in a yield to maturity of 4.670%; the 5.150% Senior Notes were priced at 99.768% of par, resulting in a yield to maturity of 5.180%; and the 5.750% Senior Notes were priced at 99.476% of par, resulting in a yield to maturity of 5.787%. The proceeds from the 2024 Senior Notes, together with the proceeds from the 2024 Junior Notes, as described below, were utilized to repay a portion of the Bridge Credit Agreement and to redeem the 2.396% Senior Notes, as described above. Aptiv incurred approximately $16 million of issuance costs in connection with the 2024 Senior Notes. Interest on the 2024 Senior Notes is payable semi-annually on March 13 and September 13 (commencing March 13, 2025) of each year to holders of record at the close of business on February 26 or August 29, immediately preceding the interest payment date. In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the redemption of the 4.650% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations. In April 2026, pursuant to the Tender Offer as defined below, Aptiv redeemed for cash $371 million aggregate principal amount outstanding of the 5.150% Senior Notes for cash consideration of approximately $380 million, and $304 million aggregate principal amount outstanding of the 5.750% Senior Notes for cash consideration of approximately $296 million, both inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below. As a result of the partial redemption of the 5.150% Senior Notes and 5.750% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $13 million and a gain on debt extinguishment of approximately $3 million, respectively, during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations.
On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of the Notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described below, and recognized a gain on debt extinguishment of approximately $55 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations.

Although the specific terms of each indenture governing each series of senior notes vary, the indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. In February 2022, Aptiv LLC and AGF DAC were added as guarantors on each series of outstanding senior notes previously issued by Aptiv PLC. The guarantees rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, are effectively subordinated to any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of September 30, 2026, the Company was in compliance with the provisions of all series of the outstanding senior notes.
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
The indenture for the 2024 Junior Notes does not contain any restrictive covenants on the payments of dividends (except during the aforementioned deferral period), the making of investments, the incurrence of indebtedness or the purchase or prepayment, except, with respect to securities that rank equally with or junior to the 2024 Junior Notes in right of payment during the aforementioned deferral period, of securities by Aptiv or its subsidiaries. The guarantees on the indenture governing the 2024 Junior Notes ranks junior and subordinate in right of payment with all of the guarantors’ existing and future senior indebtedness, any of their existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the indebtedness of each of their existing and future subsidiaries that is not a guarantor. As of September 30, 2026, the Company was in compliance with the provisions of all of the outstanding 2024 Junior Notes.
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
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility.
Finance leases and other—As of September 30, 2026 and December 31, 2025, approximately $26 million and $25 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $224 million and $287 million for the nine months ended September 30, 2026 and 2025, respectively.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of September 30, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.

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
Environmental Matters
Aptiv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of September 30, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities was approximately $4 million. Aptiv cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Aptiv’s results of operations could be materially affected. At September 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense from continuing operations and effective tax rates for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in millions)
Income tax expense	$36	$59	$130	$401
Effective tax rate	15%	(14)%	16%	542%
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

The Company’s effective tax rate for the three and nine months ended September 30, 2026 includes net discrete tax benefits of approximately $8 million and $15 million, respectively, primarily related to the benefit associated with intangible asset impairment charges, as described further in Note 14. Fair Value of Financial Instruments, and prior year true-ups. The Company’s effective tax rate for the three and nine months ended September 30, 2025 includes net discrete tax expense of approximately $9 million and $250 million, respectively, primarily related to changes in valuation allowances, as described below, and the tax impact of legal entity restructuring, partially offset by changes in other valuation allowances and changes in reserves. The effective tax rate for the nine months ended September 30, 2025 also includes an unfavorable impact of approximately 477 points resulting from the Wind River non-cash goodwill impairment charge, as described further in Note 2. Significant Accounting Policies, which is non-deductible for tax purposes.
Aptiv PLC is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $172 million and $136 million for the nine months ended September 30, 2026 and 2025, respectively.
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

11. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Aptiv by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income (loss) attributable to Aptiv by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For all periods presented, the calculation of net income (loss) per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. For the three and nine months ended September 30, 2025, the impact of the Company’s share-based compensation plans were anti-dilutive and an insignificant number of underlying ordinary shares were excluded from the diluted net income (loss) per share calculation. Refer to Note 17. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income (loss) per share attributable to Aptiv and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Income (loss) from continuing operations	$194	$(488)	$621	$(363)
Income from discontinued operations	—	133	10	390
Net income (loss) attributable to Aptiv	$194	$(355)	$631	$27
Denominator:
Weighted average ordinary shares outstanding, basic	206.01	217.41	209.88	221.72
Dilutive shares related to restricted stock units	0.28	—	0.55	—
Weighted average ordinary shares outstanding, including dilutive shares	206.29	217.41	210.43	221.72

Basic net income (loss) per share:
Continuing operations	$0.94	$(2.24)	$2.96	$(1.64)
Discontinued operations	—	0.61	0.05	1.76
Basic net income (loss) per share attributable to Aptiv	$0.94	$(1.63)	$3.01	$0.12

Diluted net income (loss) per share:
Continuing operations	$0.94	$(2.24)	$2.95	$(1.64)
Discontinued operations	—	0.61	0.05	1.76
Diluted net income (loss) per share attributable to Aptiv	$0.94	$(1.63)	$3.00	$0.12
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
During the nine months ended September 30, 2026, the Company repurchased approximately 9.8 million of our outstanding ordinary shares for $558 million in the open market.
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
During the nine months ended September 30, 2025, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares upon final settlements under the ASR Agreements in the first half of 2025. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. During the nine months ended September 30, 2025, the Company also repurchased approximately 1.2 million of our outstanding ordinary shares for $96 million in the open market.

As of September 30, 2026, approximately $1,557 million of share repurchases remained available under the July 2024 share repurchase program. During the period from October 1, 2026 to November 2, 2026, the Company repurchased an additional $58 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,499 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Aptiv (net of tax) for the three and nine months ended September 30, 2026 and 2025 are shown below. Other comprehensive income includes activity relating to discontinued operations for historical amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(457)	$(717)	$(741)	$(1,036)
Aggregate adjustment for the period (1)	81	(26)	(15)	293
Spin-off of Versigent	—	—	373	—
Acquisition of redeemable noncontrolling interest	—	—	7	—
Balance at end of period	(376)	(743)	(376)	(743)
Gains (losses) on derivatives:
Balance at beginning of period	22	12	115	(121)
Other comprehensive income before reclassifications (net tax effect of $(1), $(12), $(8) and $(35))	2	36	48	164
Reclassification to income (net tax effect of $3, $4, $12 and $(1))	(17)	(3)	(68)	2
Spin-off of Versigent	—	—	(88)	—
Balance at end of period	7	45	7	45
Pension and postretirement plans:
Balance at beginning of period	(7)	(14)	(15)	(13)
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $1)	—	2	(1)	—
Reclassification to income (nil net tax effect for all periods presented)	—	—	1	1
Spin-off of Versigent	—	—	8	—
Balance at end of period	(7)	(12)	(7)	(12)
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	2	5	—	(4)
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $(1)) (2)	—	(4)	2	5
Balance at end of period	2	1	2	1

Accumulated other comprehensive loss, end of period	$(374)	$(709)	$(374)	$(709)
(1)Includes gains of $1 million and $47 million for the three and nine months ended September 30, 2026, respectively, related to non-derivative net investment hedges. There was no net gain or loss for the three months ended September 30, 2025 related to non-derivative net investment hedges. Includes losses of $162 million for the nine months ended September 30, 2025 related to non-derivative net investment hedges. Refer to Note 13. Derivatives and Hedging Activities for further description of these hedges. Includes $6 million of accumulated currency translation adjustment gains reclassified to net income (loss) as a result of the sale of the Company’s investment in TTTech Auto AG (“TTTech Auto) during the nine months ended September 30, 2025. Refer to Note 20. Investments in Affiliates for additional information.
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

Reclassifications from accumulated other comprehensive income (loss) to income from continuing operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2026	2025	2026	2025

	(in millions)
Foreign currency translation adjustments:
Sale of equity method investment (1)	$—	$—	$—	$6	Net gain on equity method transactions
	—	—	—	6	Income (loss) before income taxes
	—	—	—	—	Income tax expense
	—	—	—	6	Net income (loss)
	—	—	—	—	Net income attributable to noncontrolling interest
	$—	$—	$—	$6	Net income (loss) attributable to Aptiv

Gains (losses) on derivatives:
Commodity derivatives	$10	$3	$30	$8	Cost of sales
Foreign currency derivatives	10	2	23	3	Cost of sales
	20	5	53	11	Income (loss) before income taxes
	(3)	—	(12)	(1)	Income tax expense
	17	5	41	10	Net income (loss)
	—	—	—	—	Net income attributable to noncontrolling interest
	$17	$5	$41	$10	Net income (loss) attributable to Aptiv

Pension and postretirement plans:
Actuarial gain (loss)	$—	$1	$(1)	$—	Other income, net (2)
	—	1	(1)	—	Income (loss) before income taxes
	—	—	—	—	Income tax expense
	—	1	(1)	—	Net income (loss)
	—	—	—	—	Net income attributable to noncontrolling interest
	$—	$1	$(1)	$—	Net income (loss) attributable to Aptiv

Total reclassifications for the period	$17	$6	$40	$16
(1)Represents accumulated currency translation adjustment gains reclassified to net income (loss) as a result of the sale of the Company’s investment in TTTech Auto during the nine months ended September 30, 2025.
(2)These accumulated other comprehensive gain (loss) components are included in the computation of net periodic pension cost.

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
As of September 30, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	33,378	pounds	$220
Gold	4	troy ounces	$20

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	4,970	MXN	$275
Chinese Yuan Renminbi	957	RMB	$145
Euro	76	EUR	$85
Polish Zloty	666	PLN	$175
Hungarian Forint	24,128	HUF	$75
British Pound	95	GBP	$125
The Company had additional commodity forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million.
As of September 30, 2026, Aptiv has entered into derivative instruments to hedge cash flows extending out to September 2028.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of September 30, 2026 were $40 million (approximately $34 million, net of tax). Of this total, approximately $39 million of gains are expected to be included in cost of sales within the next 12 months and approximately $1 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Aptiv determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
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
The Company has entered into a series of forward contracts, each of which have been designated as net investment hedges of the foreign currency exposure of the Company’s investments in certain Chinese Yuan Renminbi (“RMB”)-denominated subsidiaries. During the nine months ended September 30, 2026 and 2025, the Company paid $3 million and received $4 million, respectively, at settlement related to forward contracts that matured during the respective period. In June 2026, the Company entered into forward contracts with a total notional amount of 700 million RMB (approximately $100 million, using foreign currency rates on the trade date), which mature in December 2026. Refer to the tables below for details of the fair value recorded in the consolidated balance sheets and the effects recorded in the consolidated statements of operations and consolidated statements of comprehensive income related to these derivative instruments.
The Company has designated the €750 million 2024 Euro-denominated Senior Notes and the €500 million 2016 Euro-denominated Senior Notes as net investment hedges of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Due to changes in the value of the Euro-denominated debt instruments designated as net investment hedges, during the three months ended September 30, 2026, $1 million of gains were recognized within the cumulative translation adjustment component of OCI. During the nine months ended September 30, 2026, $47 million of gains were recognized within the cumulative translation adjustment component of OCI, including amounts attributable to discontinued operations. There was no net gain or loss recognized during the three months ended September 30, 2025. During the nine months ended September 30, 2025, $162 million of losses were recognized within the cumulative translation adjustment component of OCI, including amounts attributable to discontinued operations. Included in accumulated OCI related to these net investment hedges were cumulative losses of $46 million and $93 million as of September 30, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income, net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments from continuing operations recorded in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 are as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2026	Balance Sheet Location	September 30, 2026	September 30, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$27	Other current assets	$1	$26
Foreign currency derivatives*	Other current assets	12	Other current assets	3	9
Foreign currency derivatives*	Accrued liabilities	2	Accrued liabilities	4	(2)
Commodity derivatives	Other long-term assets	5	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term liabilities	1	Other long-term liabilities	4	(3)
Total derivatives designated as hedges		$47		$12

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$—	1
Total derivatives not designated as hedges		$1		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	December 31, 2025	Balance Sheet Location	December 31, 2025	December 31, 2025

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$23	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	21	Other current assets	2	$19
Commodity derivatives	Other long-term assets	8	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	6	Other long-term assets	2	4
Derivatives designated as net investment hedges:
Foreign currency derivatives	Other current assets	—	Accrued liabilities	1
Total derivatives designated as hedges		$58		$5

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$2	Other current assets	$—	2
Total derivatives not designated as hedges		$2		$—
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Aptiv’s derivative financial instruments from continuing operations were in a net asset position as of September 30, 2026 and December 31, 2025.

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations from continuing operations, and consolidated statements of comprehensive income, including amounts attributable to discontinued operations, for the three and nine months ended September 30, 2026 and 2025 are as follows:

Three Months Ended September 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$15	$10
Foreign currency derivatives	(12)	10
Total	$3	$20

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$9
Total	$9

Three Months Ended September 30, 2025	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$13	$3
Foreign currency derivatives	34	2
Derivatives designated as net investment hedges:
Foreign currency derivatives	1	—
Total	$48	$5

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)

Nine Months Ended September 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$34	$30
Foreign currency derivatives	24	23
Derivatives designated as net investment hedges:
Foreign currency derivatives	(2)	—
Total	$56	$53

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2

Nine Months Ended September 30, 2025	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$49	$8
Foreign currency derivatives	151	3
Derivatives designated as net investment hedges:
Foreign currency derivatives	(1)	—
Total	$199	$11

Gain Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other income, net in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, Aptiv was in a net derivative asset position from continuing operations of $36 million and $55 million, respectively, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Aptiv’s exposures were to counterparties with investment grade credit ratings. Refer to Note 13. Derivatives and Hedging Activities for further information regarding derivatives.

Available-for-sale debt securities—Investments in available-for-sale debt securities are reported at fair value with changes in the fair value recorded in other comprehensive income. Changes in the fair value of available-for-sale debt securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized.
As further described in Note 20. Investments in Affiliates, the Company owns an investment in Maxieye, which is classified as an available-for-sale debt security due to the Company’s redemption rights. As of September 30, 2026, the carrying value of this investment was $59 million and is included within other long-term assets in the consolidated balance sheets. The fair value measurement of this investment is based on significant inputs that are not observable in the market, and is therefore classified as a Level 3 measurement. As further described in Note 20. Investments in Affiliates, in October 2025, the Company converted its preferred shares in StradVision into common shares (the “Conversion”). Prior to the Conversion, the Company classified its investment in StradVision as an available-for-sale debt security due to the Company’s redemption rights. The fair value measurement of this investment prior to the Conversion was based on significant inputs that were not observable in the market, and was therefore classified as a Level 3 measurement.
Refer to Note 20. Investments in Affiliates for further information regarding these investments.
The below table summarizes the cost, cumulative unrealized gains and losses, which includes the accumulated currency translation adjustments for StradVision prior to the Conversion, as described above, and the estimated fair value of Aptiv’s debt securities from continuing operations held as of September 30, 2026 and December 31, 2025:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
As of September 30, 2026
Available-for-sale debt securities	$57	$22	$(19)	$60
Total debt securities	$57	$22	$(19)	$60

As of December 31, 2025
Available-for-sale debt securities	$57	$20	$(19)	$58
Total debt securities	$57	$20	$(19)	$58
The change in fair value of available-for-sale debt securities classified as a Level 3 measurement for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Fair value at beginning of period	$58	$161
Additions	—	40
Measurement adjustments	2	6
Fair value at end of period	$60	$207
There were no impairment charges related to these investments during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, Aptiv had the following assets from continuing operations measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2026:
Commodity derivatives	$31	$—	$31	$—
Foreign currency derivatives	10	—	10	—
Available-for-sale debt securities	60	—	—	60
Total	$101	$—	$41	$60
As of December 31, 2025:
Commodity derivatives	$31	$—	$31	$—
Foreign currency derivatives	25	—	25	—
Available-for-sale debt securities	58	—	—	58
Total	$114	$—	$56	$58

As of September 30, 2026 and December 31, 2025, Aptiv had the following liabilities from continuing operations measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2026:
Foreign currency derivatives	$5	$—	$5	$—
Total	$5	$—	$5	$—
As of December 31, 2025:
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
Non-derivative financial instruments—Aptiv’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of its accounts receivable factoring arrangement, finance leases and other debt issued by Aptiv’s non-U.S. subsidiaries, the Revolving Credit Facility, the Term Loan A and all series of outstanding senior and junior notes. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2026 and December 31, 2025, total debt was recorded at $5,356 million and $7,490 million, respectively, and had estimated fair values of $4,188 million and $6,639 million, respectively. For all other financial instruments recorded at September 30, 2026 and December 31, 2025, fair value approximates book value.
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

During the three and nine months ended September 30, 2026, Aptiv recorded non-cash asset impairment charges of approximately $70 million and $73 million, respectively. The charges recorded during the three months ended September 30, 2026 included intangible asset impairment charges of approximately $56 million within amortization in the consolidated statements of operations as a result of the Company’s implementation of a rebranding initiative within the Engineered Components segment, as part of which the Company will cease using certain previously-acquired trade names. The charges recorded during the three months ended September 30, 2026 also included an operating lease right-of-use asset impairment charge of approximately $14 million within selling, general and administrative expense in the consolidated statements of operations as a result of a sublease agreement for leased property. Non-cash asset impairment charges were not material during the three and nine months ended September 30, 2025. Fair value of long-lived assets, intangible assets and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Aptiv has determined that the fair value measurements of long-lived assets, intangible assets and other assets principally fall in Level 3 of the fair value hierarchy.

15. OTHER INCOME, NET
Other income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest income	$4	$18	$19	$42
Gain on extinguishment of debt	—	3	39	—
Components of net periodic benefit cost other than service cost	(2)	(2)	(7)	(8)
Gain on change in fair value of publicly traded equity securities	—	1	—	2
Other, net	3	1	9	4
Other income, net	$5	$21	$60	$40
As further described in Note 8. Debt, pursuant to the Tender Offer, during the nine months ended September 30, 2026, Aptiv redeemed for cash $1,446 million in aggregate principal amount of certain senior notes, resulting in a gain on debt extinguishment of approximately $55 million. In addition, during the nine months ended September 30, 2026, Aptiv redeemed for cash the entire $401 million in aggregate principal amount outstanding of the 4.650% Senior Notes, resulting in a loss on debt extinguishment of $11 million, and redeemed for cash the entire $266 million in aggregate principal amount outstanding of the 4.35% Senior Notes, resulting in a loss on debt extinguishment of approximately $5 million.

16. ACQUISITIONS AND DIVESTITURES
Acquisition of Optical Fiber Packaging Ltd.
On August 28, 2026, Aptiv acquired 100% of the equity interests of Optical Fiber Packaging Ltd. (“OFP”), a manufacturer of specialty fiber optic interconnects, components and integrated optical solutions, for total consideration of approximately $25 million. The results of operations of OFP are reported within the Engineered Components segment from the date of acquisition. The Company acquired OFP utilizing cash on hand.
The acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available in the third quarter of 2026. The preliminary purchase price and related allocation to the acquired net assets of OFP based on their estimated fair values primarily resulted in the recognition of goodwill of $14 million and intangible assets of $10 million. Intangible assets include amounts recognized for the fair value of customer-based assets, which will be amortized over their estimated useful life of approximately thirteen years. The estimated fair value of these assets was based on third-party valuations and management’s estimates, generally utilizing income and market approaches. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and is not deductible for tax purposes.
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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	3,737	$79.10
Granted	1,679	$60.48
Vested	(803)	$77.30
Forfeited	(468)	$68.54
Adjustment due to Versigent Separation (1)	(214)
Nonvested, September 30, 2026 (2)	3,931	$65.89
(1)Reflects the cancellation of awards outstanding as of the Distribution Date held by Versigent employees, which were converted to Versigent RSUs as part of the Separation, and the conversion of unvested RSUs for Aptiv employees in accordance with the conversion factor described above.
(2)Nonvested RSUs and the corresponding weighted average grant date fair value as of September 30, 2026 presented on an Aptiv basis using the conversion factor described above in connection with the Separation.

Aptiv recognized share-based compensation expense from continuing operations related to these RSUs of $21 million ($17 million, net of tax) and $35 million ($30 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2026 and 2025, respectively. Aptiv recognized share-based compensation expense from continuing operations of $70 million ($60 million, net of tax) and $95 million ($83 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the nine months ended September 30, 2026 and 2025, respectively. Aptiv will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2026, unrecognized compensation expense on a pre-tax basis of approximately $152 million is anticipated to be recognized over a weighted average period of approximately two years. For each of the nine months ended September 30, 2026 and 2025, approximately $33 million and $21 million, respectively, of cash was paid and reflected as a financing activity from continuing operations in the consolidated statements of cash flows related to the tax withholding for vested RSUs.

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
Included below are sales, significant expenses and operating data for Aptiv’s segments for the three and nine months ended September 30, 2026 and 2025.

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2026:
Sales from external customers	$1,815	$1,384	$—	$3,199
Intersegment revenues	20	18	(38)	—
Net sales	$1,835	$1,402	$(38)	$3,199
Cost of sales	(1,370)	(1,177)	38	(2,509)
Selling, general and administrative	(181)	(113)	—	(294)
Other segment items (2)	19	12	—	31
Segment adjusted operating income	$303	$124	$—	$427
Depreciation and amortization	$169	$78	$—	$247
Net gain on equity method transactions	$—	$19	$—	$19
Equity loss, net of tax	$—	$(16)	$—	$(16)
Capital expenditures	$79	$46	$1	$126

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2025:
Sales from external customers	$1,693	$1,434	$—	$3,127
Intersegment revenues	17	8	(25)	—
Net sales	$1,710	$1,442	$(25)	$3,127
Cost of sales	(1,260)	(1,173)	25	(2,408)
Selling, general and administrative	(190)	(143)	—	(333)
Other segment items (2)	7	11	—	18
Segment adjusted operating income	$267	$137	$—	$404
Depreciation and amortization	$114	$79	$—	$193
Goodwill impairment	$—	$648	$—	$648
Equity loss, net of tax	$—	$(9)	$—	$(9)
Net income attributable to noncontrolling interest	$—	$—	$3	$3
Capital expenditures	$60	$34	$5	$99

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2026:
Sales from external customers	$5,200	$4,305	$—	$9,505
Intersegment revenues	57	31	(88)	—
Net sales	$5,257	$4,336	$(88)	$9,505
Cost of sales	(3,870)	(3,588)	88	(7,370)
Selling, general and administrative	(564)	(390)	—	(954)
Other segment items (2)	39	36	—	75
Segment adjusted operating income	$862	$394	$—	$1,256
Depreciation and amortization	$398	$233	$—	$631
Net gain on equity method transactions	$—	$22	$—	$22
Equity loss, net of tax	$—	$(50)	$—	$(50)
Net income attributable to noncontrolling interest	$—	$—	$3	$3
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)
Capital expenditures	$255	$124	$25	$404

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2025:
Sales from external customers	$4,955	$4,358	$—	$9,313
Intersegment revenues	53	15	(68)	—
Net sales	$5,008	$4,373	$(68)	$9,313
Cost of sales	(3,701)	(3,559)	68	(7,192)
Selling, general and administrative	(552)	(417)	—	(969)
Other segment items (2)	18	23	—	41
Segment adjusted operating income	$773	$420	$—	$1,193
Depreciation and amortization	$343	$229	$—	$572
Goodwill impairment	$—	$648	$—	$648
Net gain on equity method transactions	$—	$46	$—	$46
Equity loss, net of tax	$—	$(38)	$—	$(38)
Net income attributable to noncontrolling interest	$—	$—	$9	$9
Net loss attributable to redeemable noncontrolling interest	$(2)	$—	$—	$(2)
Capital expenditures	$242	$108	$16	$366
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

The reconciliations of Segment Adjusted Operating Income to net income (loss) attributable to Aptiv for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended September 30, 2026:
Segment adjusted operating income	$303	$124	$427
Amortization	(85)	(22)	(107)
Restructuring	(5)	(3)	(8)
Separation costs	(6)	(4)	(10)
Other acquisition and portfolio project costs	(5)	(1)	(6)
Asset impairments	(8)	(6)	(14)
Compensation expense related to acquisitions	—	(1)	(1)
Operating income			281
Interest expense			(59)
Other income, net			5
Net gain on equity method transactions			19
Income from continuing operations before income taxes and equity loss			246
Income tax expense			(36)
Equity loss, net of tax			(16)
Income from continuing operations			194
Income from discontinued operations, net of tax			—
Net income attributable to Aptiv			$194

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Three Months Ended September 30, 2025:
Segment adjusted operating income	$267	$137	$404
Amortization	(30)	(22)	(52)
Restructuring	(2)	(37)	(39)
Separation costs	(1)	(1)	(2)
Other acquisition and portfolio project costs	(6)	(6)	(12)
Goodwill impairment	—	(648)	(648)
Compensation expense related to acquisitions	—	(4)	(4)
Operating loss			(353)
Interest expense			(88)
Other income, net			21
Loss from continuing operations before income taxes and equity loss			(420)
Income tax expense			(59)
Equity loss, net of tax			(9)
Loss from continuing operations			(488)
Income from discontinued operations, net of tax			136
Net loss			(352)
Net income attributable to noncontrolling interest			3
Net loss attributable to Aptiv			$(355)

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Nine Months Ended September 30, 2026:
Segment adjusted operating income	$862	$394	$1,256
Amortization	(144)	(67)	(211)
Restructuring	(17)	(31)	(48)
Separation costs	(19)	(14)	(33)
Other acquisition and portfolio project costs	(12)	(9)	(21)
Asset impairments	(8)	(9)	(17)
Compensation expense related to acquisitions	—	(4)	(4)
Operating income			922
Interest expense			(205)
Other income, net			60
Net gain on equity method transactions			22
Income from continuing operations before income taxes and equity loss			799
Income tax expense			(130)
Equity loss, net of tax			(50)
Income from continuing operations			619
Income from discontinued operations, net of tax			13
Net income			632
Net income attributable to noncontrolling interest			3
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$631

	Engineered Components	Intelligent Systems	Total

	(in millions)
For the Nine Months Ended September 30, 2025:
Segment adjusted operating income	$773	$420	$1,193
Amortization	(89)	(66)	(155)
Restructuring	(35)	(53)	(88)
Separation costs	(2)	(1)	(3)
Other acquisition and portfolio project costs	(10)	(14)	(24)
Asset impairments	(6)	—	(6)
Gain on asset sale	—	5	5
Goodwill impairment	—	(648)	(648)
Compensation expense related to acquisitions	—	(13)	(13)
Operating income			261
Interest expense			(273)
Other income, net			40
Net gain on equity method transactions			46
Income from continuing operations before income taxes and equity loss			74
Income tax expense			(401)
Equity loss, net of tax			(38)
Loss from continuing operations			(365)
Income from discontinued operations, net of tax			399
Net income			34
Net income attributable to noncontrolling interest			9
Net loss attributable to redeemable noncontrolling interest			(2)
Net income attributable to Aptiv			$27

	Engineered Components	Intelligent Systems	Eliminations and Other (1)	Total
	(in millions)
Balance as of September 30, 2026:
Investments in affiliates	$—	$1,269	$—	$1,269
Total segment assets	$10,872	$10,224	$(2,994)	$18,102
Balance as of December 31, 2025:
Investments in affiliates	$—	$1,288	$—	$1,288
Total segment assets	$10,236	$9,213	$3,964	$23,413
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
Disaggregation of Revenue
Revenue generated from Aptiv’s operating segments is disaggregated by primary geographic market and by core product line in the following tables for the three and nine months ended September 30, 2026 and 2025. Information concerning geographic market reflects the manufacturing location. In the first quarter of 2026, Aptiv realigned the product lines included in its Intelligent Systems segment into two core product lines: Sensors and Compute, and Software and Services. Prior period amounts have been adjusted retrospectively to reflect the change in core product lines, consistent with the current year presentation.
Revenue by geographic market for the three and nine months ended September 30, 2026 and 2025 is as follows:

For the Three Months Ended September 30, 2026:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$596	$615	$(7)	$1,204
Europe, Middle East and Africa	581	500	(4)	1,077
Asia Pacific	618	287	(27)	878
South America	40	—	—	40
Total net sales	$1,835	$1,402	$(38)	$3,199

For the Three Months Ended September 30, 2025:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$545	$601	$(10)	$1,136
Europe, Middle East and Africa	542	591	—	1,133
Asia Pacific	586	250	(15)	821
South America	37	—	—	37
Total net sales	$1,710	$1,442	$(25)	$3,127

For the Nine Months Ended September 30, 2026:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,680	$1,843	$(19)	$3,504
Europe, Middle East and Africa	1,735	1,711	(13)	3,433
Asia Pacific	1,733	782	(56)	2,459
South America	109	—	—	109
Total net sales	$5,257	$4,336	$(88)	$9,505

For the Nine Months Ended September 30, 2025:	Engineered Components	Intelligent Systems	Eliminations and Other	Total

	(in millions)
Geographic Market
North America	$1,591	$1,709	$(24)	$3,276
Europe, Middle East and Africa	1,620	1,945	(14)	3,551
Asia Pacific	1,694	719	(30)	2,383
South America	103	—	—	103
Total net sales	$5,008	$4,373	$(68)	$9,313

Revenue by core product line for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Engineered Components	$1,835	$1,710	$5,257	$5,008

Sensors and Compute	1,299	1,325	3,967	4,016
Software and Services	119	134	416	404
Eliminations	(16)	(17)	(47)	(47)
Intelligent Systems	1,402	1,442	4,336	4,373

Eliminations	(38)	(25)	(88)	(68)

Total net sales	$3,199	$3,127	$9,505	$9,313
Contract Balances
Contract liabilities solely consist of deferred revenue. As of September 30, 2026 and December 31, 2025, the balance of contract liabilities was $63 million (of which $60 million was recorded in other current liabilities and $3 million was recorded in other long-term liabilities) and $90 million (of which $84 million was recorded in other current liabilities and $6 million was recorded in other long-term liabilities), respectively. The decrease in the contract liabilities balance was primarily driven by $71 million of revenues recognized during the nine months ended September 30, 2026 that were included in the contract liability balance as of December 31, 2025, partially offset by cash payments received or due in advance of the performance obligation being satisfied.
Contract assets are primarily comprised of unbilled receivables, which consist of amounts related to the Company’s unconditional right to consideration for completed performance obligations that have not been invoiced. As of September 30, 2026, the balance of contract assets was $195 million (of which $100 million was recorded in other current assets and $95 million was recorded in other long-term assets). As of December 31, 2025, the balance of contract assets was $160 million (of which $68 million was recorded in other current assets and $92 million was recorded in other long-term assets).
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

Customer contracts for sales of software and related services are generally represented by a sales contract or purchase order with contract durations typically ranging from one to three years. Remaining performance obligations include contract liabilities and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on the standalone selling price. The value of the transaction price allocated to remaining performance obligations under software and related service contracts as of September 30, 2026 was approximately $163 million. The Company expects to recognize approximately 55% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.
Payments to Customers
From time to time, Aptiv makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2026 and December 31, 2025, Aptiv has recorded $29 million (of which $11 million was classified within other current assets and $18 million was classified within other long-term assets) and $21 million (of which $7 million was classified within other current assets and $14 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and $4 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively.

20. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Aptiv’s operations, it has investments in various non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies, except as noted below, and are located primarily in North America and Asia Pacific. Aptiv’s ownership percentages vary generally from approximately 12% to 50%, with the most significant investment being in Motional AD LLC (“Motional”).
Investment in StradVision, Inc.
On June 30, 2026, StradVision, a provider of deep learning-based camera perception software for automotive applications, completed its initial public offering (“IPO”), and shares of StradVision began trading on the Korean stock exchange. As a result of the IPO, our common equity interest in StradVision was diluted from 41% as of March 31, 2026 to approximately 36% as of June 30, 2026. Accordingly, the Company recognized a gain of approximately $3 million (approximately $0.01 per diluted share) during the nine months ended September 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
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

As of September 30, 2026, the fair value of the Company’s common stock investment in StradVision was approximately $42 million based on the closing market price of its stock on the Korean stock exchange and September 30, 2026 foreign currency rates. As of September 30, 2026, in accordance with the Company’s accounting procedures and internal controls, the Company evaluated whether an other‑than‑temporary impairment existed for its investment in StradVision, which had a carrying value of approximately $143 million. This evaluation included consideration of the duration and magnitude of the carrying value in excess of StradVision’s quoted market value, the limited public trading history of StradVision’s stock, StradVision’s operating performance and outlook, and the Company’s strategic intent and ability to hold the investment. The Company considers StradVision a long-term strategic partner, maintains representation on StradVision’s Board of Directors, and has the intent and ability to retain its investment for a period of time sufficient to allow for recovery in market value. Based on the evaluation of the factors above, the Company did not consider the investment to be other‑than‑temporarily impaired as of September 30, 2026. The Company will continue to assess the value of its investment in StradVision, which may result in the recognition of an other‑than‑temporary impairment in the future.
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in StradVision was approximately $143 million and $143 million, respectively. As of September 30, 2026 and December 31, 2025, the difference between the amount at which the Company’s investment is carried and the amount of the Company’s share of the underlying equity in net assets of StradVision was approximately $141 million and $137 million, respectively. The basis difference is primarily attributable to equity method goodwill associated with the investment, which is not amortized, and amortizing intangible assets associated with the investment.
Motional Joint Venture Funding and Ownership Restructuring Transactions
On August 14, 2026, Hyundai Motor Group (“Hyundai”) invested approximately $250 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 13% as of June 30, 2026 to approximately 12%. As a result of this transaction, the Company recognized a gain of approximately $19 million (approximately $0.09 per diluted share) during the three months ended September 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
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
As of September 30, 2026, the carrying values of the Company’s common equity and preferred equity investments in Motional were $228 million and $899 million, respectively. As of December 31, 2025, the carrying values of the Company’s common equity and preferred equity investments in Motional were $246 million and $899 million, respectively. These investments are recorded within investments in affiliates in the consolidated balance sheets and included in the Intelligent Systems segment. The Company’s preferred equity investment in Motional was initially measured at fair value, and subsequently accounted for under the measurement alternative in accordance with ASC Topic 321, Investments – Equity Securities, as it does not have a readily determinable fair value.
Investment in TTTech Auto AG
The shareholders of TTTech Auto closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the nine months ended September 30, 2025 within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
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

The following is a summary of technology investments from continuing operations, which are classified within other long-term assets in the consolidated balance sheets, as of September 30, 2026 and December 31, 2025:

Investment Name	Segment	September 30, 2026	December 31, 2025
		(in millions)
MAXIEYE Automotive Technology (Ningbo) Co., Ltd	Intelligent Systems	$59	$57
Other investments	Various	8	8
Total technology investments		$67	$65
During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of September 30, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of Maxieye, a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using September 30, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of September 30, 2026, and the satisfaction of customary closing conditions. As of September 30, 2026, the Company’s investment in Maxieye was recorded at $59 million. Refer to Note 14. Fair Value of Financial Instruments for additional information.
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
The requirements for presenting Versigent as a discontinued operation were met when the Separation was completed, requiring retrospective application to the balance sheet, statement of operations and statement of cash flows for all periods presented. Amounts for shared operating expenses allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company’s reportable operating segments.
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
Coinciding with the completion of the Separation, the Company incurred costs of approximately $50 million ($50 million, net of tax) in bank-related success fees during the nine months ended September 30, 2026, which have been reclassified to discontinued operations.

During the three and nine months ended September 30, 2026, the Company incurred costs of approximately $10 million and $85 million, respectively, related to the Separation, of which approximately $0 million and $52 million, respectively, were reclassified to discontinued operations. During the three and nine months ended September 30, 2025, the Company incurred costs of approximately $53 million and $100 million, respectively, of which approximately $51 million and $97 million, respectively, were reclassified to discontinued operations. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during the remainder of 2026.
During the three and nine months ended September 30, 2026, the Company recognized revenue of approximately $207 million and $408 million, respectively, for sales to Versigent.
The Company separated its defined benefit pension and other post-employment benefit plans in anticipation of the Separation. In addition, as a result of the Separation, the Company adjusted its employee share based compensation awards. Refer to Note 17. Share-Based Compensation for additional information.
As a result of the completion of the Separation on April 1, 2026, there were no assets or liabilities of the discontinued operations as of September 30, 2026. The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2025:

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

A reconciliation of the major classes of line items constituting pre-tax profit or loss of discontinued operations to income from discontinued operations, net of tax as presented in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net sales	$—	$2,085	$2,054	$5,932
Cost of sales	—	1,786	1,804	5,118
Selling, general and administrative	—	100	99	254
Amortization	—	—	1	1
Restructuring (1)	—	21	46	61
Other loss items that are not major, net	—	1	56	7
Income from discontinued operations before income taxes and equity income (2)	—	177	48	491
Income tax expense on discontinued operations	—	(44)	(39)	(103)
Equity income from discontinued operations	—	3	4	11
Income from discontinued operations, net of tax	—	136	13	399
Income from discontinued operations attributable to noncontrolling interest (2)	—	3	3	9
Net income from discontinued operations attributable to Aptiv	$—	$133	$10	$390
(1)Restructuring expense during the nine months ended September 30, 2026 included the recognition of approximately $33 million for programs to downsize and close European manufacturing sites. Restructuring expense during the three and nine months ended September 30, 2025 included the recognition of approximately $12 million and $34 million, respectively, for programs to downsize and close European manufacturing sites.
(2)Income from discontinued operations before income taxes attributable to Aptiv was $49 million for the nine months ended September 30, 2026. Income from discontinued operations before income taxes attributable to Aptiv was $177 million and $493 million for the three and nine months ended September 30, 2025, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:
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
As the disposal of the Electrical Distribution Systems business represented a strategic shift that will have a major effect on the Company’s operations and financial results, the assets and liabilities, operating results and cash flows for the previously reported Electrical Distribution Systems segment are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of continuing operations, unless otherwise noted.

Our total net sales during the three and nine months ended September 30, 2026 were $3.2 billion and $9.5 billion, respectively, representing increases of 2% compared to the same periods of 2025. Our volumes increased 2% for each of the three and nine months ended September 30, 2026, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 2% and 1% for the respective periods (down 1% and flat on an Aptiv weighted market basis, respectively, which represents global vehicle production weighted to the geographic regions in which the Company generates its revenue, “AWM”).
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
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. However, as a result of our customers’ recent production volatility and cancellations, among other things, our balance of productive, raw and component material inventories has increased substantially from customary levels as of September 30, 2026 and December 31, 2025. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

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
In April 2024, Aptiv and Hyundai entered into an agreement to restructure Aptiv’s ownership interest in Motional and for Hyundai to provide additional funding to Motional, eliminating any future funding obligations for Aptiv. These transactions were completed in May 2024 and reduced Aptiv’s common equity interest in Motional from 50% as of December 31, 2023 to approximately 15%. Hyundai subsequently provided additional funding to Motional in May 2025 and August 2026, which reduced Aptiv’s common equity interest in Motional to approximately 12%. Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for further information on these transactions.
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
Existing free trade laws and regulations, such as the USMCA, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, taxes or non-tariff barriers on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, beginning on April 2, 2025, the U.S. government announced tariffs of at least 10% across imported goods from all countries, with rates even higher for goods from certain countries with a high trade deficit with the U.S. Subsequent to this announcement, a number of other countries announced tariffs on U.S. goods and have negotiated or continue to negotiate trade agreements with the U.S. On February 20, 2026, the U.S. Supreme Court issued a ruling regarding certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), invalidating many of the tariffs imposed on U.S. imports in 2025 discussed above.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and we continue to face additional potential impacts from the rapidly evolving trade policies and tariff actions. Specifically, in recent periods there have been significant fluctuations in the global prices of copper, petroleum-based resin products, semiconductors and fuel charges, which have had and may continue to have an unfavorable impact on our business. We continue to work with our customers, both through price recoveries and adjustments, as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations. However, competitive and market pressures have limited our ability to do that, particularly with U.S. OEMs, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged by demand and inflationary pressures for our principal raw materials and other supplies, including semiconductors and other electronic components.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 83% of our hourly workforce is located in best cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 29% of the hourly workforce as of September 30, 2026. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
We have a strong balance sheet with gross debt of approximately $5.4 billion and substantial available liquidity of approximately $3.2 billion consisting of cash and cash equivalents and available financing under our Revolving Credit Facility and committed European accounts receivable factoring facility (as defined below in Liquidity and Capital Resources) as of September 30, 2026, and no significant U.S. defined benefit or workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”) liabilities. We intend to maintain strong financial discipline by targeting industry-leading earnings growth, cash flow generation and return on invested capital and to maintain sufficient liquidity to sustain our financial flexibility throughout the industry cycle.
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

We typically experience (as described below) fluctuations in operating income (loss) due to:
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
Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
The results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025		Favorable/(unfavorable)	2026		2025		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$3,199		$3,127		$72	$9,505		$9,313		$192
Cost of sales	2,509		2,408		(101)	7,370		7,192		(178)
Gross margin	690	21.6%	719	23.0%	(29)	2,135	22.5%	2,121	22.8%	14
Selling, general and administrative	294		333		39	954		969		15
Amortization	107		52		(55)	211		155		(56)
Restructuring	8		39		31	48		88		40
Goodwill impairment	—		648		648	—		648		648
Operating income (loss)	281		(353)		634	922		261		661
Interest expense	(59)		(88)		29	(205)		(273)		68
Other income, net	5		21		(16)	60		40		20
Net gain on equity method transactions	19		—		19	22		46		(24)
Income (loss) before income taxes and equity loss	246		(420)		666	799		74		725
Income tax expense	(36)		(59)		23	(130)		(401)		271
Income (loss) before equity loss	210		(479)		689	669		(327)		996
Equity loss, net of tax	(16)		(9)		(7)	(50)		(38)		(12)
Income (loss) from continuing operations	194		(488)		682	619		(365)		984
Income from discontinued operations, net of tax	—		136		(136)	13		399		(386)
Net income (loss)	194		(352)		546	632		34		598
Net income attributable to noncontrolling interest	—		3		(3)	3		9		(6)
Net loss attributable to redeemable noncontrolling interest	—		—		—	(2)		(2)		—
Net income (loss) attributable to Aptiv	$194		$(355)		$549	$631		$27		$604

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2026 versus September 30, 2025.

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$3,199	$3,127	$72	$57	$4	$11	$—	$72
Total net sales for the three months ended September 30, 2026 increased 2% compared to the three months ended September 30, 2025. Our volumes increased 2% for the period, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 2% (down 1% on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $16 million and favorable foreign currency impacts, primarily related to the Chinese Yuan Renminbi, partially offset by the Euro.

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$9,505	$9,313	$192	$45	$119	$28	$—	$192
Total net sales for the nine months ended September 30, 2026 increased 2% compared to the nine months ended September 30, 2025. Our volumes increased 2% for the period, which reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 1% (flat on an AWM basis). Our net sales also reflect the impact of contractual price reductions, net of price recoveries, of $103 million and favorable foreign currency impacts, primarily related to the Euro and Chinese Yuan Renminbi.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $101 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as summarized below. The Company’s material cost of sales was approximately 50% of net sales for both the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,509	$2,408	$(101)	$(56)	$34	$(83)	$4	$(101)
Gross margin	$690	$719	$(29)	$1	$38	$(83)	$15	$(29)
Percentage of net sales	21.6%	23.0%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts from operational performance and increased volumes, partially offset by favorable impacts from currency exchange.

Cost of sales increased $178 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$7,370	$7,192	$(178)	$(78)	$(22)	$(97)	$19	$(178)
Gross margin	$2,135	$2,121	$14	$(33)	$97	$(97)	$47	$14
Percentage of net sales	22.5%	22.8%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts from operational performance, increased volumes and unfavorable impacts from currency exchange. Cost of sales was also impacted by the following item in Other above:
•Approximately $25 million of decreased warranty costs.
Selling, General and Administrative Expense

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$294	$333	$39
Percentage of net sales	9.2%	10.6%

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$954	$969	$15
Percentage of net sales	10.0%	10.4%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related costs, separation costs, acquisition and project portfolio costs and selling and marketing expenses. SG&A decreased as a percentage of net sales for the three and nine months ended September 30, 2026 as compared to 2025, primarily due to cost reduction initiatives implemented following the spin-off of the former Electrical Distribution Systems segment, and the elimination of certain shared operating expenses previously allocated to the Electrical Distribution Systems segment there were re-allocated to the Company’s remaining reportable operating segments in 2025. The decrease was partially offset by an operating lease right-of-use asset impairment charge of approximately $14 million recorded during the three months ended September 30, 2026, as described further in Note 14. Fair Value of Financial Instruments to the consolidated financial statements contained herein.

Amortization

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$107	$52	$(55)

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$211	$155	$(56)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three and nine months ended September 30, 2026 compared to 2025 reflects $56 million of intangible asset impairment charges recorded during the three months ended September 30, 2026, as described further in Note 14. Fair Value of Financial Instruments to the consolidated financial statements contained herein, and the continued amortization of our definite-lived intangible assets, which resulted primarily from our acquisitions, over their estimated useful lives. Refer to Note 16. Acquisitions and Divestitures to the consolidated financial statements contained herein for further detail of our business acquisitions, including details of the intangible assets recorded in each transaction.
Restructuring

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$8	$39	$31
Percentage of net sales	0.3%	1.2%

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$48	$88	$40
Percentage of net sales	0.5%	0.9%
During the three and nine months ended September 30, 2026, the Company recorded employee-related and other restructuring charges totaling approximately $8 million and $48 million, respectively. We expect to make cash payments of approximately $35 million over the next twelve months pursuant to currently implemented restructuring programs.
During the three and nine months ended September 30, 2025, Aptiv recorded employee-related and other restructuring charges totaling approximately $39 million and $88 million, respectively. The charges recorded during the three months ended September 30, 2025 included the recognition of approximately $25 million related to workforce optimization within the Intelligent Systems segment. The charges recorded during the nine months ended September 30, 2025 also included the recognition of approximately $15 million for a program initiated in the fourth quarter of 2024 focused on global salaried workforce optimization, primarily in the European region.

We expect to continue to incur additional restructuring expense in 2026 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production, which includes approximately $50 million (of which approximately $15 million relates to the Engineered Components segment and approximately $35 million relates to the Intelligent Systems segment) for approved programs within the next twelve months. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 7. Restructuring to the consolidated financial statements contained herein for additional information.
Goodwill Impairment

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Goodwill impairment	$—	$648	$648

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Goodwill impairment	$—	$648	$648
Goodwill impairment for the three and nine months ended September 30, 2025 reflects a non-cash, pre-tax goodwill impairment charge of approximately $648 million related to the Wind River reporting unit. Refer to Note 2. Significant Accounting Policies to the consolidated financial statements contained herein for additional information.
Interest Expense

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$59	$88	$29

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$205	$273	$68
The decrease in interest expense during the three and nine months ended September 30, 2026 compared to 2025 primarily reflects the full repayment of our European accounts receivable factoring facility in the first half of 2025, the February 2026 redemption of the $266 million in aggregate principal amount outstanding of 4.35% Senior Notes, the April 2026 redemption of the $401 million in aggregate principal amount outstanding of the 4.650% Senior Notes and the April 2026 redemption of the $1,446 million in aggregate principal amount of certain senior notes pursuant to the Tender Offer.
Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.

Other Income, Net

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other income, net	$5	$21	$(16)

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other income, net	$60	$40	$20
Other income, net for the three and nine months ended September 30, 2026 includes interest income of $4 million and $19 million, respectively. Other income, net for the nine months ended September 30, 2026 also includes a net gain on debt extinguishment of $39 million primarily in conjunction with the redemption of the 4.35% Senior Notes, the 4.650% Senior Notes and certain senior notes pursuant to the Tender Offer, as further discussed in Note 8. Debt to the consolidated financial statements contained herein.
Other income, net for the three and nine months ended September 30, 2025 includes interest income of $18 million and $42 million, respectively.
Refer to Note 15. Other Income, net to the consolidated financial statements contained herein for additional information.
Net Gain on Equity Method Transactions

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$19	$—	$19

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Net gain on equity method transactions	$22	$46	$(24)
Net gain on equity method transactions for the three and nine months ended September 30, 2026 includes a gain of approximately $19 million recorded as a result of the Motional funding transaction completed in August 2026. Net gain on equity method transactions during the nine months ended September 30, 2026 also includes a gain of approximately $3 million recorded as a result of the StradVision, Inc. (“StradVision”) initial public offering in June 2026.
Net gain on equity method transactions for the nine months ended September 30, 2025 includes a gain of approximately $33 million recorded as a result of the Motional funding transaction completed in May 2025 and a gain of approximately $13 million from the closing of the sale of TTTech Auto AG (“TTTech Auto) in June 2025.
Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$36	$59	$23

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$130	$401	$271
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
The Company’s effective tax rate for the three and nine months ended September 30, 2026 includes net discrete tax benefits of approximately $8 million and $15 million, respectively, primarily related to the benefit associated with intangible asset impairment charges, as described further in Note 14. Fair Value of Financial Instruments to the consolidated financial statements contained herein, and prior year true-ups. The Company’s effective tax rate for the three and nine months ended September 30, 2025 includes net discrete tax expense of approximately $9 million and $250 million, respectively, primarily related to changes in valuation allowances, as described below, and the tax impact of legal entity restructuring, partially offset by changes in other valuation allowances and changes in reserves. The effective tax rate for the nine months ended September 30, 2025 also includes an unfavorable impact of approximately 477 points resulting from the Wind River non-cash goodwill impairment charge, as described further in Note 2. Significant Accounting Policies to the consolidated financial statements contained herein, which is non-deductible for tax purposes.
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
Refer to Note 10. Income Taxes to the consolidated financial statements contained herein for additional information.

Equity Loss

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$16	$9	$(7)

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity loss, net of tax	$50	$38	$(12)
Equity loss, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. The equity losses recognized by Aptiv for each period presented are primarily attributable to the Motional autonomous driving joint venture and the investment in StradVision, Inc. (“StradVision”) following the conversion of the Company’s existing preferred shares in StradVision into common shares during the fourth quarter of 2025. Refer to Note 20. Investments in Affiliates to the consolidated financial statements contained herein for additional information.
Income from Discontinued Operations

	Three Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$—	$136	$(136)

	Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income from discontinued operations, net of tax	$13	$399	$(386)
Income from discontinued operations, net of tax reflects the results of the Company’s previously reported Electrical Distribution Systems segment, which has been reclassified to discontinued operations as a result of the Separation in April 2026.
Income from discontinued operations, net of tax decreased during the three and nine months ended September 30, 2026 as compared to 2025, primarily due to the completion of the Separation on April 1, 2026. Income from discontinued operations, net of tax for the nine months ended September 30, 2026 also includes costs of approximately $50 million in bank-related success fees related to the Separation.
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
As described in Note 21. Discontinued Operations to the consolidated financial statements contained herein, the Company’s previously reported Electrical Distribution Systems segment has been classified as discontinued operations for all periods presented. Amounts for shared operating expenses that were allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company’s reportable operating segments.
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
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2026 and 2025 are as follows:

Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Engineered Components	$1,835	$1,710	$125	$110	$4	$11	$—	$125
Intelligent Systems	1,402	1,442	(40)	(40)	1	(1)	—	(40)
Eliminations and Other	(38)	(25)	(13)	(13)	(1)	1	—	(13)
Total	$3,199	$3,127	$72	$57	$4	$11	$—	$72

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Engineered Components	$5,257	$5,008	$249	$130	$92	$27	$—	$249
Intelligent Systems	4,336	4,373	(37)	(68)	32	(1)	—	(37)
Eliminations and Other	(88)	(68)	(20)	(17)	(5)	2	—	(20)
Total	$9,505	$9,313	$192	$45	$119	$28	$—	$192

Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Engineered Components	25.3%	26.3%	26.4%	26.1%
Intelligent Systems	16.0%	18.7%	17.3%	18.6%
Total	21.6%	23.0%	22.5%	22.8%
Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Engineered Components	$303	$267	$36	$35	$(32)	$33	$36
Intelligent Systems	$124	$137	$(13)	$(34)	$(51)	$72	$(13)
Engineered Components
As noted in the table above, Adjusted Operating Income for the Engineered Components segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $5 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by favorable foreign currency impacts of $26 million, primarily related to the Mexican Peso and Chinese Yuan Renminbi, and approximately $20 million of reduced SG&A expense, not including the impact of separation costs, asset impairments and other acquisition and portfolio project costs, which are reflected within Other in the table above.
Intelligent Systems
As noted in the table above, Adjusted Operating Income for the Intelligent Systems segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $11 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by favorable foreign currency impacts of $14 million, primarily related to the Mexican Peso, Chinese Yuan Renminbi and Euro, and approximately $35 million of reduced SG&A expense, not including the impact of separation costs, asset impairments and other acquisition and portfolio project costs, which are reflected within Other in the table above.

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Engineered Components	$862	$773	$89	$40	$(22)	$71	$89
Intelligent Systems	$394	$420	$(26)	$(73)	$(75)	$122	$(26)
Engineered Components
As noted in the table above, Adjusted Operating Income for the Engineered Components segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $31 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by favorable foreign currency impacts of $56 million, primarily related to the Mexican Peso and Euro, and approximately $10 million of decreased SG&A expense, not including the impact of separation costs, asset impairments and other acquisition and portfolio project costs, which are reflected within Other in the table above.

Intelligent Systems
As noted in the table above, Adjusted Operating Income for the Intelligent Systems segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was impacted by volume, including contractual price reductions, net of price recoveries, of $72 million and product mix, as well as operational performance. Adjusted Operating Income was also impacted by favorable foreign currency impacts of $30 million, primarily related to the Mexican Peso, approximately $45 million of decreased SG&A expense, not including the impact of separation costs, asset impairments and other acquisition and portfolio project costs, and approximately $25 million of reduced warranty costs, which are reflected within Other in the table above.

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
As of September 30, 2026, we had cash and cash equivalents of $670 million and net debt (defined as outstanding debt less cash and cash equivalents) of $4.7 billion. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2026:

September 30, 2026

(in millions)
Cash and cash equivalents	$670
Revolving Credit Facility, unutilized portion (1)	1,998
Committed European accounts receivable factoring facility, unutilized portion (2)	512
Total available liquidity	$3,180
(1)Availability reduced by $2 million in letters of credit issued under the Credit Agreement as of September 30, 2026.
(2)Based on September 30, 2026 foreign currency rates, subject to the availability of eligible accounts receivable.
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
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Aptiv. As of September 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $0.6 billion. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to distribute such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
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
The requirements for presenting Versigent as a discontinued operation were met when the Separation was completed, requiring retrospective application to the balance sheet, statement of operations and statement of cash flows for all periods presented. Amounts for shared operating expenses allocated to the Electrical Distribution Systems segment in prior periods have been re-allocated to the Company’s reportable operating segments.
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
Coinciding with the completion of the Separation, the Company incurred costs of approximately $50 million ($50 million, net of tax) in bank-related success fees during the nine months ended September 30, 2026, which have been reclassified to discontinued operations.
During the three and nine months ended September 30, 2026, the Company incurred costs of approximately $10 million and $85 million, respectively, related to the Separation, of which approximately $0 million and $52 million, respectively, were reclassified to discontinued operations. During the three and nine months ended September 30, 2025, the Company incurred costs of approximately $53 million and $100 million, respectively, of which approximately $51 million and $97 million, respectively, were reclassified to discontinued operations. These costs, which are included in selling, general and administrative expense within the consolidated statements of operations, were primarily related to third-party professional fees associated with planning and executing the Separation. The Company expects to continue to incur additional expenses related to the Separation during the remainder of 2026.
During the three and nine months ended September 30, 2026, the Company recognized revenue of approximately $207 million and $408 million, respectively, for sales to Versigent.
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
During the nine months ended September 30, 2026, the Company repurchased approximately 9.8 million of our outstanding ordinary shares for $558 million in the open market.
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
During the nine months ended September 30, 2025, Aptiv received incremental deliveries of approximately 17.7 million ordinary shares upon final settlements under the ASR Agreements in the first half of 2025. All shares delivered to Aptiv under the ASR Agreements were retired immediately. Under the ASR Agreements, the Company received total deliveries of approximately 48.5 million ordinary shares at an average price of $61.84 per share, based on the daily volume-weighted average price of our ordinary shares on specified dates during the terms of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. During the nine months ended September 30, 2025, the Company also repurchased approximately 1.2 million of our outstanding ordinary shares for $96 million in the open market.

As of September 30, 2026, approximately $1,557 million of share repurchases remained available under the July 2024 share repurchase program. During the period from October 1, 2026 to November 2, 2026, the Company repurchased an additional $58 million worth of shares pursuant to a trading plan with set trading instructions established by the Company. As a result, approximately $1,499 million of share repurchases remain available under the July 2024 share repurchase program. All previously repurchased shares were retired and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Acquisitions, Divestitures and Other Transactions
Acquisition of Optical Fiber Packaging Ltd. —On August 28, 2026, Aptiv acquired 100% of the equity interests of Optical Fiber Packaging Ltd. (“OFP”), a manufacturer of specialty fiber optic interconnects, components and integrated optical solutions, for total consideration of approximately $25 million. The results of operations of OFP are reported within the Engineered Components segment from the date of acquisition. The Company acquired OFP utilizing cash on hand.
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
Investment in StradVision, Inc.—On June 30, 2026, StradVision, a provider of deep learning-based camera perception software for automotive applications, completed its initial public offering (“IPO”), and shares of StradVision began trading on the Korean stock exchange. As a result of the IPO, our common equity interest in StradVision was diluted from 41% as of March 31, 2026 to approximately 36% as of June 30, 2026. Accordingly, the Company recognized a gain of approximately $3 million (approximately $0.01 per diluted share) during the nine months ended September 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
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

As of September 30, 2026, the fair value of the Company’s common stock investment in StradVision was approximately $42 million based on the closing market price of its stock on the Korean stock exchange and September 30, 2026 foreign currency rates. As of September 30, 2026, in accordance with the Company’s accounting procedures and internal controls, the Company evaluated whether an other‑than‑temporary impairment existed for its investment in StradVision, which had a carrying value of approximately $143 million. This evaluation included consideration of the duration and magnitude of the carrying value in excess of StradVision’s quoted market value, the limited public trading history of StradVision’s stock, StradVision’s operating performance and outlook, and the Company’s strategic intent and ability to hold the investment. The Company considers StradVision a long-term strategic partner, maintains representation on StradVision’s Board of Directors, and has the intent and ability to retain its investment for a period of time sufficient to allow for recovery in market value. Based on the evaluation of the factors above, the Company did not consider the investment to be other‑than‑temporarily impaired as of September 30, 2026. The Company will continue to assess the value of its investment in StradVision, which may result in the recognition of an other‑than‑temporary impairment in the future.
Motional Joint Venture Funding and Ownership Restructuring Transactions—On August 14, 2026, Hyundai invested approximately $250 million in Motional in exchange for additional common equity interests. Aptiv did not participate in this funding round. This transaction resulted in the dilution of Aptiv’s common equity interest in Motional from approximately 13% as of June 30, 2026 to approximately 12%. As a result of this transaction, the Company recognized a gain of approximately $19 million (approximately $0.09 per diluted share) during the three months ended September 30, 2026, within net gain on equity method transactions in the consolidated statements of operations.
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
Investment in TTTech Auto AG—The shareholders of TTTech Auto closed on the sale of 100% of TTTech Auto to an unrelated third party in June 2025, resulting in net cash proceeds to Aptiv of $164 million. As a result of the sale, the Company recognized a gain of approximately $13 million during the nine months ended September 30, 2025 within net gain on equity method transactions in the consolidated statements of operations, which includes accumulated currency translation adjustment impacts of $6 million. Following completion of the sale, Aptiv no longer holds an equity interest in TTTech Auto and accordingly reduced the carrying value of the investment to zero in the consolidated balance sheets.
Technology Investments—During the year ended December 31, 2025, the Company sold its Valens Semiconductor Ltd. ordinary shares and its Smart Eye AB ordinary shares, both of which were publicly traded equity securities, for net proceeds of approximately $12 million. Aptiv held no investments in publicly traded equity securities as of September 30, 2026 and December 31, 2025.
In September 2024, the Company’s Intelligent Systems segment made an investment totaling approximately 399 million RMB (approximately $57 million, using foreign currency rates on the investment date) in preferred equity of MAXIEYE Automotive Technology (Ningbo) Co., Ltd (“Maxieye”), a provider of advanced driver-assistance systems and autonomous driving applications. Due to the Company’s redemption rights, the Company’s investment in Maxieye is classified as an available-for-sale debt security within other long-term assets in the consolidated balance sheets, with changes in fair value recorded in other comprehensive income. The Company also agreed to invest an additional 171 million RMB (approximately $25 million, using September 30, 2026 foreign currency rates) in preferred equity of Maxieye, contingent on the achievement of certain technical milestones, which have not yet been met as of September 30, 2026, and the satisfaction of customary closing conditions.
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

The Credit Agreement was entered into in March 2011 and has been subsequently amended and restated on several occasions, most recently on March 31, 2025 (the “March 2025 amendment”). The March 2025 amendment, among other things, (1) refinanced and replaced the revolver with a new five-year revolving credit facility with aggregate commitments of $2 billion, and (2) removed provisions from the June 2021 amendment for sustainability-linked rate adjustments. The Revolving Credit Facility matures on March 31, 2030. The Credit Agreement also contains an uncommitted accordion feature that permits Aptiv to increase, from time to time, on customary terms and conditions, the aggregate borrowing capacity under the Credit Agreement by up to an additional $1 billion upon Aptiv’s request, the agreement of the lenders participating in the increase, and the approval of the Administrative Agent. Borrowings under the Credit Agreement are revolving in nature and may be made and prepaid from time to time at Aptiv’s option without premium or penalty, in accordance with the terms and conditions of the Credit Agreement. The March 2025 amendment also required that Aptiv pay amendment fees of $5 million, which were paid during the first quarter of 2025 and reflected as a financing activity in the consolidated statements of cash flows for the nine months ended September 30, 2025.
As of September 30, 2026, Aptiv had no amounts outstanding under the Revolving Credit Facility and approximately $2 million in letters of credit were issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2025.
Loans under the Credit Agreement bear interest, at Aptiv’s option, at either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) Secured Overnight Financing Rate (“SOFR”) plus in either case a percentage per annum as set forth in the table below (the “Applicable Rate”). The rates under the Credit Agreement on the specified dates are set forth below:

	September 30, 2026		December 31, 2025
	SOFR plus	ABR plus	SOFR plus	ABR plus
Revolving Credit Facility	1.125%	0.125%	1.125%	0.125%
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
The Credit Agreement also contains events of default customary for financings of this type. The Company was in compliance with the Credit Agreement covenants as of September 30, 2026.
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
Senior Unsecured Notes and Junior Subordinated Unsecured Notes
As of September 30, 2026, the Company had the following senior and junior unsecured notes issued and outstanding:

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Issuance Date	Maturity Date	Interest Payment Date

$569	1.60%	September 2016	September 2028	September 15
$261	3.25%	February 2022	March 2032	March 1 and September 1
$145	5.15%	September 2024	September 2034	March 13 and September 13
$853	4.25%	June 2024	June 2036	June 11
$188	4.40%	September 2016	October 2046	April 1 and October 1
$227	5.40%	March 2019	March 2049	March 15 and September 15
$1,500	3.10%	November 2021	December 2051	June 1 and December 1
$920	4.15%	February 2022	May 2052	May 1 and November 1
$246	5.75%	September 2024	September 2054	March 13 and September 13
$500	6.875% (1)	September 2024	December 2054	June 15 and December 15
(1)Represents fixed-to-fixed reset rate junior subordinated unsecured notes.

On March 6, 2026, Aptiv Swiss Holdings commenced a cash tender offer (“Tender Offer”) to purchase certain amounts of its outstanding 3.25% Senior Notes, 5.150% Senior Notes, 5.750% Senior Notes, 5.40% Senior Notes, 2016 Senior Notes, 4.15% Senior Notes and the 2021 Senior Notes (the “Notes”) for aggregate consideration of up to $1,371 million, exclusive of any accrued interest through the payment date of the Notes, subject to the satisfaction of certain terms and conditions of the Tender Offer. Pursuant to the Tender Offer, on April 7, 2026, the Company redeemed $1,446 million aggregate principal amount of the Notes for cash consideration of approximately $1,377 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above, and recognized a gain on debt extinguishment of approximately $55 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations contained herein.
In April 2026, Aptiv redeemed for cash the entire $401 million aggregate principal amount outstanding of the 4.650% Senior Notes for cash consideration of approximately $411 million, inclusive of accrued interest through the repayment date, utilizing proceeds from the cash distribution received from Versigent in connection with the Separation, as described above. As a result of the redemption of the 4.650% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $11 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations contained herein.
In February 2026, Aptiv redeemed for cash the entire $266 million aggregate principal amount outstanding of the 4.35% Senior Notes for cash consideration of approximately $276 million, inclusive of accrued interest through the repayment date, utilizing cash on hand. As a result of the redemption of the 4.35% Senior Notes, Aptiv recognized a loss on debt extinguishment of approximately $5 million during the nine months ended September 30, 2026, within other income, net in the consolidated statements of operations contained herein.
Although the specific terms of each indenture governing each series of senior and junior notes vary, the senior indentures contain certain restrictive covenants, including with respect to Aptiv’s (and Aptiv’s subsidiaries’) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. As of September 30, 2026, the Company was in compliance with the provisions of all series of the outstanding senior and junior notes. Refer to Note 8. Debt to the consolidated financial statements contained herein for additional information.
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

Obligor Group

Nine Months Ended September 30, 2026	(in millions)
Net sales	$—
Gross margin	$—
Operating income	$22
Net loss	$(127)
Net loss attributable to Aptiv	$(127)

As of September 30, 2026:
Current assets (1)	$4,834
Long-term assets (1)	$840
Current liabilities (2)	$5,967
Long-term liabilities (2)	$5,560
Noncontrolling interest	$—

As of December 31, 2025:
Current assets (1)	$5,827
Long-term assets (1)	$840
Current liabilities (2)	$5,673
Long-term liabilities (2)	$7,687
Noncontrolling interest	$—
(1)Includes current assets of $4,580 million and $4,858 million, and long-term assets of $813 million and $770 million, due from Non-Guarantors as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes current liabilities of $5,893 million and $5,577 million, and long-term liabilities of $226 million and $226 million, due to Non-Guarantors as of September 30, 2026 and December 31, 2025, respectively.
Other Financing
Receivable factoring—Aptiv maintains a €450 million European accounts receivable factoring facility that is available on a committed basis and allows for factoring of receivables denominated in both Euros and U.S. dollars (“USD”). This facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility became effective on January 1, 2021 and had an initial term of three years, and was renewed for an additional three-year term, effective November 2023, subject to Aptiv’s right to terminate at any time with three months’ notice. After expiration of the new three-year term, either party can terminate with three months’ notice. Borrowings denominated in Euros under the facility bear interest at the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.50% and USD borrowings bear interest at two-month SOFR plus 0.68%, with borrowings under either denomination carrying a minimum interest rate of 0.20%. As of September 30, 2026 and December 31, 2025, Aptiv had no amounts outstanding under the European accounts receivable factoring facility. No amounts were drawn on the Revolving Credit Facility during the nine months ended September 30, 2026.
Finance leases and other—As of September 30, 2026 and December 31, 2025, approximately $26 million and $25 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Letter of credit facilities—In addition to the letters of credit issued under the Credit Agreement, Aptiv had approximately $3 million and $3 million outstanding through other letter of credit facilities as of September 30, 2026 and December 31, 2025, respectively, primarily to support arrangements and other obligations at certain of its subsidiaries.
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
Operating activities—Net cash provided by operating activities from continuing operations totaled $402 million and $853 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows provided by operating activities from continuing operations for the nine months ended September 30, 2026 consisted primarily of income from continuing operations of $619 million, increased by $607 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, partially offset by $920 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities from continuing operations for the nine months ended September 30, 2025 consisted primarily of loss from continuing operations of $365 million, increased by $588 million for non-cash charges for depreciation, amortization, pension costs and extinguishment of debt, $648 million for non-cash goodwill impairment charges and $357 million for non-cash changes in deferred income taxes, partially offset by $468 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities from continuing operations totaled $498 million and $222 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows used in investing activities from continuing operations for the nine months ended September 30, 2026 primarily consisted of capital expenditures of $404 million, the acquisition of the redeemable noncontrolling interest in Intercable Automotive for $67 million and the acquisition of OFP for $25 million. Cash flows used in investing activities from continuing operations for the nine months ended September 30, 2025 primarily consisted of capital expenditures of $366 million, partially offset by proceeds from the sale of equity method investments of $164 million.
Financing activities—Net cash used in financing activities from continuing operations totaled $1,039 million and $843 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows used in financing activities from continuing operations for the nine months ended September 30, 2026 primarily included $2,054 million for the repayment of senior notes, $558 million paid to repurchase ordinary shares and $282 million of cash transferred to Versigent related to the spin-off, partially offset by the $1,893 million cash dividend received from Versigent. Cash flows used in financing activities from continuing operations for the nine months ended September 30, 2025 primarily included $327 million in repayments under short-term debt agreements, $250 million for the repayment of the Term Loan A, $144 million for the repayment of senior notes and $96 million paid to repurchase ordinary shares.
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
Critical Accounting Estimates
The Company is supplementing the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025 with the following discussion and analysis of changes in our critical accounting estimates during the period covered by this report. This discussion and analysis should be read in conjunction with the Significant Accounting Policies and Critical Accounting Estimates included in the Company’s 2025 Form 10-K for the year ended December 31, 2025. There have been no other material changes in our critical accounting estimates in the period covered by this report.

Goodwill and Intangible Assets
As described in Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included in Part I, Item 1 of this report, during the third quarter of 2026, we identified indicators of potential goodwill impairment, primarily as a result of a decline in the Company’s market capitalization during the quarter. Accordingly, we performed an interim quantitative assessment (step 1) for all reporting units, concluding that the estimated fair value of each reporting unit exceeded its respective carrying amount. As a result, no goodwill impairment existed.
As part of the quantitative goodwill impairment test performed in the third quarter, the Company determined the fair value of its Intelligent Systems reporting unit, which has goodwill of $1,678 million, to be in excess of its carrying value by approximately 9%. The estimated fair value of this reporting unit was primarily determined using discounted cash flow projections. Significant assumptions included management’s forecasted cash flows, including estimated future revenue growth and EBITDA margins, and the discount rate. Forecasts of future cash flows are based on management’s best estimates. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The estimated fair value of the reporting unit is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, operating earnings margin and the discount rate used to evaluate the fair value of the reporting unit.
Although we believe our estimate of fair value is reasonable based on current and future market conditions and the best information available at the impairment assessment date, the reporting unit’s future financial performance is dependent on our ability to execute our business plan. Future changes in the judgments, assumptions and estimates used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in different estimates of the fair value. For example, an increase in the discount rate assumption by 50 basis points, a 5% decrease in the estimated annual revenues used in the analysis or a 50 basis point decrease in the estimated annual EBITDA margin used in the analysis would result in the fair value of the reporting unit being in excess of its carrying value by approximately 5%, 4% and 5%, respectively. This reflects the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines, this could be indicative that the fair values of one or more of our reporting units has declined below their carrying value, which could result in non-cash impairment charges in a future period.

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

As of September 30, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment-related and environmental matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025. For a description of our outstanding material legal proceedings, see Note 9. Commitments and Contingencies to the unaudited consolidated financial statements included in Part I, Item 1 of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2026, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (3)
July 1, 2026 to July 31, 2026	752,208	$58.49	752,208	$1,746
August 1, 2026 to August 31, 2026	2,974,916	$48.34	2,974,916	$1,602
September 1, 2026 to September 30, 2026	1,004,494	$44.50	1,004,494	$1,557
Total	4,731,618	$49.14	4,731,618

(1)	The total number of shares purchased under the plans authorized by the Board of Directors are described below.
(2)	Excluding commissions.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors during the third quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Allan J. Brazier, Senior Vice President and Chief Accounting Officer	Adoption	8/7/2026	5/14/2027	Sale of up to 12,180 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.

During the third quarter of 2026, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Dated: November 3, 2026